Form 10-Q
period 1995-04-29
PHARMHOUSE CORP
filed 1995-06-19
CIK 71985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549
                                                  FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 1995
                                                     OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7090




                                               PHARMHOUSE CORP.
                          (Exact name of registrant as specified in its charter)


                      New York                                  13-2634868
(State or other jurisdiction of             I.R.S. Employer Identification No.
 incorporation or organization)


                                   860 Broadway, New York, New York     10003
                             (Address of principal executive offices) (Zip Code)



               Registrant's telephone number, including area code (212) 477-9400




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No



Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                 Yes X     No




As of May 9, 1995, there were outstanding 2,235,625 of Registrant's common shares, par value $.01 per share.

                                               PHARMHOUSE CORP. AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share amounts)

                                                                  ASSETS
                                            April 29,
                                              1995            January 28,
                                            (Unaudited)          1995
Current assets:
  Cash                                       $   2,078        $   1,313
  Trade and other receivables                    1,843            2,428
  Merchandise inventories                       52,330           16,867
  Prepayments and other                            599              812
      Total current assets                      56,850           21,420

Property, fixtures and equipment, net            4,697            4,806
Video inventory held for rental, net               449              451

Total assets                                 $  61,996        $  26,677

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                      $  33,015        $   7,181
  Accounts payable                               7,335            7,600
  Accrued liabilities                            4,227            1,789

     Total current liabilities                  44,577           16,570


Long term loans                                  8,377              300
Other liabilities                                  823              803

    Total liabilities                           53,777           17,673

SHAREHOLDERS' EQUITY:
Preferred shares, $.10 par; authorized and
  unissued 2,500,000 shares
Common shares, $.01 par; authorized
  25,000,000 shares; issued 2,235,625
  and 2,235,631, respectively                       22               22
Capital in excess of par,net of unearned
  compensation of $368 and $350 at April 29,
  and January 28, 1995, respectively            21,017           20,978
Accumulated deficit                            (12,819)         (11,995)
    Total shareholders' equity                   8,221           10,781

Less - treasury shares, at cost,
  16,734 shares and 16,734 shares, respectively      1                1

Total liabilities and shareholders' equity   $  61,996        $  26,677


See accompanying notes to consolidated financial statements.
                                    PHARMHOUSE CORP. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except share amounts)
                                                (Unaudited)

                                                  Three Months Ended
                                              April 29,        April 30,
                                                 1995             1994

Revenues:
  Net store sales                             $ 20,947        $ 20,823
  Video rental, leased department
    and other income                               645             707
                                                21,592          21,530
Costs and expenses:
  Cost of merchandise sold                      16,546          16,537
  Selling, general and administrative            5,568           5,562
  Interest expense                                 302             197
                                                22,417          22,296


Net loss                                      $   (824)       $   (766)

Per common share:

Net loss                                     $    (.37)       $   (.34)


Average shares outstanding                      2,235,627    2,231,236



Dividends per common share                      None           None





See accompanying notes to consolidated financial statements.

                                       PHARMHOUSE CORP. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)

                                                          Three Months Ended
                                                      April 29,      April 30,
                                                         1995           1994
Cash flows from operating activities:
  Net loss                                           $ (  824)        $ (  766)

  Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization                          326              322
   Increase in operating lease obligations                 20               21
  Changes in assets and liabilities:
   Trade and other receivables                            585              249
   Merchandise inventories                            (35,463)           1,606
   Prepayments and other                                  213               50
   Accounts payable                                      (265)          (1,052)
   Accrued liabilities                                  2,438             (187)
   Reserve for restructure and store closure costs                         (76)
Net cash used for operating activities                 32,970              167

Cash flows from investing activities:
  Capital expenditures                                   (197)            (130)

Net cash used for investing activities                   (197)            (130)

Cash flows from financing activities:

  Borrowings under debt agreements                     (7,481)
  Borrowings under debt agreements                     41,392                3

  Proceeds from sale of stock options                      21               40

Net cash provided by financing activities              33,932               43


Net decrease in cash                                      765               80

Cash at beginning of period                             1,313              512

Cash at end of period                                 $ 2,078          $   592






See accompanying notes to consolidated financial statements.

                                      PHARMHOUSE CORP. AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      THREE MONTHS ENDED APRIL 29, 1995
                                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pharmhouse Corp. ("Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended January 28, 1995 ("Fiscal 1995") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The current period results of operations reflect sales and expenses for the two day period of April 28 - April 29, 1995 for the 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth, Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement"). The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 3, 1996 ("Fiscal 1996").

NOTE 2 - ACQUISITION:

On April 28, 1995, the Company acquired the assets and business of 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") from a subsidiary of Woolworth Corporation ("Woolworth") for approximately $37 million, of which approximately $21.9 million was paid in cash at the closing, $2.4 million will be paid shortly after delivery of merchandise to the Company's warehouse from one of the Woolworth warehouses, and the balance is represented by promissory notes (the "Purchase Money Notes") with maturity dates ranging from January 1996 to April 1998. The assets acquired consist of merchandise inventories, furniture, fixtures and equipment, store supplies and related items, all subject to post-closing review and potential adjustments. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement.

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by Congress Financial Corporation ("Congress"), pursuant to which the Company has borrowing availability equal to the lesser of 60% of its eligible inventories or $45 million, (b) a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier, and (c) the aforementioned promissory notes. Also, the Company and the unaffiliated trade supplier entered into a three-year merchandise Supply Agreement governing future purchases of merchandise by the Company and providing for deferred payment by the Company of $1 million of existing trade payables over a period of 12 to 18 months. The Senior Credit Facility is secured by a first priority security interest in all of the Company's inventory, accounts receivable and other assets, including a mortgage on the Company's owned store premises located in Winchester, Virginia. All indebtedness to the trade supplier is secured by a second priority security interest in the assets (not including real property) of the Company. Each of the Senior Credit Facility and the Subordinated Loan has a term of three years, subject to extension upon terms and conditions of the respective loan agreements.
NOTE 3 - BORROWINGS:

In December 1991, the Company entered into a Revolving Credit Agreement with a secured lender to provide $5 million of secured financing for a two year period which was subsequently extended through June 1996. At January 28, 1995, such Revolving Credit Agreement (as amended the "Pre-Acquisition Credit Agreement") provided for borrowing availability to the Company at the lower of $8,250,000 or 40% of eligible inventory as defined in the Credit Agreement.

On April 28, 1995, the Company entered into the Secured Credit Facility with Congress Financial Corporation and obtained the Subordinated Loan. The proceeds of these new secured credit facilities were used at the closing of the Acquisition as follows:

(1) to pay Woolworth an aggregate of $21.9 million, representing the cash portion of the purchase price paid by the Company for the inventories, furniture, fixtures and equipment and other related assets in the Rx Place Stores;

(2) to repay in full and retire all of the outstanding indebtedness owing by the Company to its prior senior and subordinated secured lenders in the aggregate of $7.5 million;

(3) to pay approximately $1.9 million (exclusive of expense attributable to warrants issued to the Company's financial advisor discussed in Note 7) in transaction costs incurred in connection with the Acquisition and the refinancing of the Company's previously outstanding secured indebtedness.

The remaining available balance of the Senior Credit Facility which, immediately following the Acquisition, equalled approximately $6.0 million, is available for use by the Company to finance its increased working capital requirements in connection with the operation of 38 deep discount drug stores.

Pursuant to the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in the inventories, receivables and other assets of the Company. In addition, the borrowing availability under the Senior Credit Facility also requires that the Company satisfy minimum net worth requirements and restricts the Company from paying cash dividends. Both the Senior Credit Facility and the Subordinated Loan have initial terms of three years, subject to extensions upon terms and conditions described in the respective agreements governing same. The amount borrowed under the Senior Credit Facility at April 28, 1995 totaled $25,403,000.

The purchase price paid by the Company to Woolworth for the assets and business of the Rx Place Stores was approximately $37 million, of which approximately $21.9 million was paid in cash at closing, $2.4 million will be paid shortly after delivery of merchandise to the Company's warehouse from one of the Woolworth warehouses, and the balance is represented by the Purchase Money Notes.

Interest expense in the first quarter of Fiscal 1996 and Fiscal 1995 was $302,000 and $178,000, respectively.

NOTE 4 - LOSS PER COMMON SHARE:

Loss per Common Share for the first quarter of Fiscal 1996 and Fiscal 1995 is based on the weighted average number of shares issued during the periods which was 2,235,627 and 2,231,236, respectively. Shares issuable with respect to outstanding warrants, convertible debentures and stock options were not included in the computations since the inclusion of such shares would be antidilutive.

NOTE 5 - WARRANTS:

In connection with the Acquisition, the Company became obligated to issue warrants to its financial advisor to purchase shares of the Company's Common Stock equal to 3% of the Company's issued and outstanding shares, subject to certain antidilution protection, for a per share exercise price of approximately $.94. Certain terms of such warrants are subject to further discussion between the Company and such financial advisor.

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS

General

Pharmhouse Corp. operates a chain of 38 deep discount drug stores of which 14 are operated under the "Pharmhouse" name and 24 are temporarily operating under the "The Rx Place" name. The stores are located in eight states in the Mid-Atlantic and New England areas. A wide variety of branded health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages and other merchandise, including seasonal products, are sold in the stores at everyday low prices.
The Company competes with other retail outlets selling similar merchandise by offering its customers broad selections of merchandise in its product categories at deep discount prices. The stores average 35,000 square feet in the Pharmhouse locations and 25,000 square feet in The Rx Place locations. The Company maintains one distribution center to support its store operations.

Results of Operations

First quarter of fiscal 1996 vs. First quarter of fiscal 1995

Revenues. During the first quarter of Fiscal 1996, the Company's revenues (including video rental, leased department and other income) totaled $21,592,000, an increase of $62,000 (or .3%) compared to revenues of $21,530,000 for the first quarter of the prior year. These revenues include $1,010,000 in revenues for the 24 Rx Place stores acquired on April 28, 1995. On a comparable basis with Fiscal 1995, the revenues decreased $948,000 or 4.4% in the current fiscal year. The lower same store sales resulted from increased competition in several markets and sporadic merchandise shortages due to some tightening of vendor credit during this fiscal period.

Gross Profit. The Company's gross profit (total revenue less costs of merchandise and services sold) for the first quarter of Fiscal 1996 was $5,046,000 or 23.4% compared to $4,993,000 or 23.2% of revenues for the first quarter of Fiscal 1995. This increase resulted from higher gross margins attained for the Pharmhouse stores compared to the same period in Fiscal 1995 as well as to the gross profit achieved on the Rx Place store revenues for April 28th and April 29th, 1995. On a comparable basis with Fiscal 1995, the gross profit decreased $151,000 or 3% in the current fiscal year, due primarily to lower revenues achieved in the Pharmhouse stores.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of the Company in the first quarter of Fiscal 1996 were $5,568,000 compared to $5,562,000 for the first quarter of Fiscal 1995. These expenses include Rx Place expenses for April 28th and April 29th, 1995. On a comparable basis with Fiscal 1995, the expenses decreased $114,000 or 2% in the current fiscal year.

Interest Expense. The Company's interest expense for the first quarter of Fiscal 1996 was $302,000 an increase of $105,000 (or 3.5%) compared to $197,000 for the first quarter of fiscal 1995. This increase is due to higher levels of borrowing under the old credit facility prior to the acquisition of the Rx Place Stores as well as to substantially increased borrowings incurred in connection with the acquisition of such stores.

Liquidity and Capital Resources

The Company had working capital of $12,273,000 at April 29, 1995 compared to working capital of $4,850,000 at January 28, 1995, an increase of $7,423,000. The increase in working capital was primarily attributable to the acquisition of the 24 Rx Place stores on April 28, 1995.

In April 1995, the Company entered into the Senior Credit Facility with Congress Financial Corporation which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory or $45,000,000. Borrowings under this Senior Credit Facility were used to finance a portion of the acquisition on April 28, 1995 of 24 The Rx Place Stores from F. W. Woolworth Co. (the "Acquisition"), to repay in full indebtedness of the Company under its then existing senior and subordinated secured loans in the aggregate amount of approximately $$7.5 million, and to provide working capital to the Company for the operation of its 38 stores. In addition, in connection with the Acquisition, the Company received a $3,000,000 Subordinated Loan from one of its unaffiliated suppliers as well as $1,000,000 in extended dating terms payable in 12 to 18 months and issued promissory notes to F. W. Woolworth Co. in an aggregate principal amount of approximately $12.4 million, all of which borrowings were used by the Company to pay the balance of the Acquisition purchase price.

                                       PHARMHOUSE CORP. AND SUBSIDIARY


                                                   PART II
                                              OTHER INFORMATION

None.









                                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PHARMHOUSE CORP.
                                                      (Registrant)



                                                 /s/ Marcie B. Davis
                                                 Marcie B. Davis
                                                 Senior Vice President-Finance
                                                 and Chief Financial Officer




Dated:  June 18, 1995