Form 10-K/A
period 1995-01-28
PHARMHOUSE CORP
filed 1995-07-11
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, C.D. 20549


                                FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 28, 1995,
                          Commission File #1-7090


                             PHARMHOUSE CORP.
          (Exact name of registrant as specified in its charter)

                  New York                          13-2634868
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

                860 Broadway, New York, New York     10003
   (Address of principal executive offices)  (Zip Code)


                              (212) 477-9400
           (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
         Title of each class           which registered

                None                          N/A

Securities registered pursuant to Section 12(g) of the Act:

                              Common Shares,
                         par value $.01 per share
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) or (2) has been subject to such filing requirements for the past 90 days.

              YES  X                  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

The aggregate market value of the Registrant's Common Shares held by persons, other than officers and directors and their affiliates of the Registrant on May 9, 1995 was approximately
$5,661,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

              YES  X                  NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 9, 1995.


                                     Number of Shares Class

Common Shares                             2,281,891
par value $.01 per share

















                           Page 2
Item 8.  Financial Statements and Supplementary Data

The following documents are filed on pages listed below as a part of this Amendment to the Form 10-K.

1.    Consolidated Financial Statements

      Report of Independent Accountants...................*

      Consolidated Balance Sheets at
       January 28, 1995 and January 29, 1994..............*

      Consolidated Statements of Operations
       for each of the three years in the
       period ended January 28, 1995......................*

      Consolidated Statements of Shareholders'
       Equity for each of the three years
       in the period ended January 28, 1995...............*

      Consolidated Statements of Cash Flows
       for each of the three years in the
       period ended January 28, 1995......................*

      Notes to Consolidated Financial Statements..........*

2.    Financial Statement Schedule

      Report of independent accountants on consolidated financial statement schedule for each of the three years in the period ending January 28, 1995...*

3. Financial Statements of Business Acquired and Pro Forma Financial Information

THE FOLLOWING FINANCIAL STATEMENTS AND PRO FORMA FINANCIAL INFORMATION CONCERNING THE 24 "THE RX PLACE" STORES (HEREINAFTER REFERRED TO AS THE "ACQUIRED BUSINESS" ACQUIRED BY THE REGISTRANT FROM F.W. WOOLWORTH CO., A WHOLLY OWNED SUBSIDIARY OF WOOLWORTH CORPORATION, COLLECTIVELY ("WOOLWORTH") ON APRIL 28, 1995 IS PROVIDED IN THIS AMENDMENT TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IN RESPONSE TO AND IN SATISFACTION OF THE REQUIREMENTS OF ITEM 7 OF FORM 8-K.

* Previously filed
      Report of KPMG Peat Marwick LLP, Independent
       Accountants of Woolworth...........................F-1

      Statement of Sales and Direct Store
       Operating Expenses of the Acquired Business
       for each of the three years in the period ended
       January 28, 1995 and for the unaudited period
       from January 29, 1995 through April 27, 1995.......F-2

      Statement of Net Assets of the
       Acquired Business at April 27, 1995................F-3

      Statements of Cash Flows of the Acquired
       Business for each of the three years in the
       period ended January 28, 1995 and for the
       unaudited period from January 29, 1995
       through April 27,1995..............................F-4

      Notes to Acquired Business Financial Statements.....F-5

      Pharmhouse Corp. and Subsidiaries
       Pro Forma Financial Information (Unaudited)........F-10

      Unaudited Pro Forma Condensed Statement of
       Operations for the year ended January 28, 1995.....F-12

      Unaudited Pro Forma Condensed Statement of
       Operations for the three months ended
       April 29, 1995.....................................F-13

      Notes to Pro Forma Condensed Statement
       of  Operations.....................................F-14

VIII. Valuation and Qualifying Accounts...................*

      All other schedules have been omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

* Previously filed
Item 14.  Financial Statements and Supplementary Data

(a) The following documents are filed on pages listed below as a part of this Report.

1.    Consolidated Financial Statements

      Report of Independent Accountants...................*

      Consolidated Balance Sheets at
       January 28, 1995 and January 29, 1994..............*

      Consolidated Statements of Operations
       for each of the three years in the
       period ended January 28, 1995......................*

      Consolidated Statements of Shareholders'
       Equity for each of the three years
       in the period ended January 28, 1995...............*

      Consolidated Statements of Cash Flows
       for each of the three years in the
       period ended January 28, 1995......................*

      Notes to Consolidated Financial Statements..........*

2.    Financial Statement Schedule

      Report of independent accountants on consolidated financial statement schedule for each of the three years in the period ending January 28, 1995...*

3. Financial Statements of Business Acquired and Pro Forma Financial Information

THE FOLLOWING FINANCIAL STATEMENTS AND PRO FORMA FINANCIAL INFORMATION CONCERNING THE 24 "THE RX PLACE" STORES (HEREINAFTER REFERRED TO AS THE "ACQUIRED BUSINESS" ACQUIRED BY THE REGISTRANT FROM F.W. WOOLWORTH CO., A WHOLLY OWNED SUBSIDIARY OF WOOLWORTH CORPORATION, COLLECTIVELY ("WOOLWORTH") ON APRIL 28, 1995 IS PROVIDED IN THIS AMENDMENT TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IN RESPONSE TO AND IN SATISFACTION OF THE REQUIREMENTS OF ITEM 7 OF FORM 8-K.

* Previously filed

      Report of KPMG Peat Marwick LLP, Independent
       Accountants of Woolworth...........................F-1

      Statement of Sales and Direct Store
       Operating Expenses of the Acquired Business
       for each of the three years in the period ended
       January 28, 1995 and for the unaudited period
       from January 29, 1995 through April 27, 1995.......F-2

      Statement of Net Assets of the
       Acquired Business at April 27, 1995................F-3

      Statements of Cash Flows of the Acquired
       Business for each of the three years in the
       period ended January 28, 1995 and for the
       unaudited period from January 29, 1995
       through April 27,1995..............................F-4

      Notes to Acquired Business Financial Statements.....F-5

      Pharmhouse Corp. and Subsidiaries
       Pro Forma Financial Information (Unaudited)........F-10

      Unaudited Pro Forma Condensed Statement of
       Operations for the year ended January 28, 1995.....F-12

      Unaudited Pro Forma Condensed Statement of
       Operations for the three months ended
       April 29, 1995.....................................F-13

      Notes to Pro Forma Condensed Statement
       of  Operations.....................................F-14

VIII. Valuation and Qualifying Accounts...................*

      All other schedules have been omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

* Previously filed
                                 SIGNATURE

The Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PHARMHOUSE CORP.



Dated: July 10, 1995                       By:/s/ Marcie B. Davis
                                              Marcie B. Davis
                                              Senior Vice President-
                                                Finance and Chief
                                                Financial Officer

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
Woolworth Corporation:

We have audited the accompanying statement of net assets divested of The Rx Place Division as of April 27, 1995, and the statement of sales and related direct store operating expenses, and condensed statement of cash flows (as discussed in Basis of Presentation) for each of the fiscal years in the three-year period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets divested of The Rx Place Division as of April 27, 1995, and the results of its direct store operations and its cash flows (ad discussed in Basis of Presentation) for each of the fiscal years in the three year period ended January 28, 1995, in conformity with generally accepted accounting principles.

                                           /s/ KPMG Peat Marwick LLP

                                               KPMG Peat Marwick LLP




New York, New York
June 30, 1995









                                  - F-1 -
                           THE RX PLACE DIVISION
          STATEMENT OF SALES AND DIRECT STORE OPERATING EXPENSES
                              (in thousands)

                        Period from
                        January 29, 1995
                  through April 27, 1995         1994     1993     1992
                               (Unaudited)

Sales                                $ 44,199  $190,304 $174,142 $162,902

Related direct store operating
 expenses:

Cost of merchandise                    47,502   158,252  143,185  131,114
Compensation, including pension
 and medical benefits                   4,402    18,138   16,182   15,480
Occupancy                               2,222     8,644    8,057    7,470
Depreciation and amortization             303     1,250    1,298    1,236
Other                                   1,035     3,377    3,149    3,243
                                       55,464   189,661  171,871  158,543

Store (Loss) Profit                  $(11,265) $    643 $  2,271 $  4,359




See Notes to Financial Statements on pages F-5, F-6 and F-7, as well as the unaudited notes on page F-8 and F-9.


































                                  - F-2 -
                           THE RX PLACE DIVISION
                     STATEMENT OF NET ASSETS DIVESTED
                           AS OF APRIL 27, 1995
                              (in thousands)




                                                 April 28,
                                                    1995

ASSETS
Current Assets:
 Store cash                                      $     120
 Merchandise inventories                            39,902
 Other current assets                                1,810
                                                    41,832
 Property and Equipment, net                         6,295
                                                    48,127


LIABILITIES
Accrued vacation pay                                    85




NET ASSETS DIVESTED                              $  48,042
















See Notes to Financial Statements on pages F-5, F-6 and F-7, as well as the unaudited notes on page F-8 and F-9.

















                                  - F-3 -
                           THE RX PLACE DIVISION
                     CONDENSED STATEMENT OF CASH FLOWS
                              (in thousands)

                        Period from
                        January 29, 1995
                  through April 27, 1995       1994      1993      1992
                               (Unaudited)
From Operating Activities

Store (Loss) Profit             $ (11,265)  $    643  $  2,271  $  4,359
Adjustment to reconcile store
 (loss) profit to net cash
 provided by store operating
 activities:

 Depreciation and amortization        303      1,250     1,298     1,236
 Decrease (Increase) in
   merchandise inventories         10,958       (257)  (11,678)   (4,436)
Net cash (used in) provided
 by store operating activities         (4)     1,636    (8,109)    1,159


From Investing Activities

Capital Expenditures                  (40)    (1,441)     (521)   (1,212)

Net cash used in investing
 activities                           (40)    (1,441)     (521)   (1,212)

From Financing Activities

Change in investment by and
 advances from parent                  44       (190)    8,635        58

Net cash provided by (used in)
 financing activities                  44       (190)    8,635        58

Net Change in Store Cash                0          5         5         5
Store Cash at Beginning of
 Period                               120        115       110       105

Store Cash at End of Period     $      120   $    120   $   115    $  110



See Notes to Financial Statements on pages F-5, F-6 and F-7, as well as the unaudited notes on page F-8 and F-9.















                                  - F-4 -
                           THE RX PLACE DIVISION
                       NOTES TO FINANCIAL STATEMENTS

REPORTING ENTITY
The Statement of Sales and Related Direct Store Operating Expenses, Condensed Statement of Cash Flows and Statement of Net Assets Divested include the accounts of The Rx Place Division (the "Division"), as defined in the asset purchase agreement between Pharmhouse Corp., F.W. Woolworth Co., a wholly owned subsidiary of Woolworth Corporation, and Woolworth Corporation dated April 13, 1995 (the "Agreement").

BASIS OF PRESENTATION
The Statement of Sales and Related Direct Store Operating Expenses, Condensed Statement of Cash Flows and Statement of Net Assets Divested have been prepared for inclusion in the filing on Form 10-K/A by Pharmhouse Corp. with the Securities and Exchange Commission in connection with the purchase of the Division. The sales and related direct store operating expenses associated with the assets purchased and operations assumed by Pharmhouse Corp. have been reflected herein. The Statement of Sales and Related Direct Store Operating Expenses, Condensed Statement of Cash Flows and Statement of Net Assets Divested do not include allocations for corporate or divisional expenses including, but not limited to, expenses for income taxes, interest, workers' compensation and general liability insurance, and accounting and administration. Included in compensation expense are allocated costs for medical and pension benefits which have been allocated at rates of 5.1% and 1.6% of direct compensation costs, respectively. See the unaudited note on pages F-9 and F-10 for further discussion of allocations.

Assets and liabilities reflected in the Statement of Net Assets Divested have been presented at their historical carrying values. In addition, the Statement of Net Assets Divested includes only assets sold under the Agreement and excludes, among other things, inventory at distribution centers, assets related to pharmacy receivables and accounts payable.

REPORTING YEAR AND UNAUDITED INTERIM PERIOD
The reporting period for the Division is a 52/53-week reporting period ending on the last Saturday in January. The 1994 and 1993 reporting years represent the 52 weeks ended January 28, 1995, and January 29, 1994, respectively. The 1992 reporting year represents the 53 weeks ended January 30, 1993. The unaudited interim period covers the period from January 29, 1995 through April 27, 1995, the effective date of closing of the sale transaction. The Division operated 24 stores during the interim period and as of January 28, 1995, 23 stores as of January 29, 1994, and 22 stores as of January 30, 1993.
                                  - F-5 -
STORE CASH
Store cash reflects estimated cash in registers at each store location of $5,000 per store. The balance at April 27, 1995 is the amount of cash included in the Agreement.

MERCHANDISE INVENTORIES
Inventories were valued at the lower of cost or market using the retail method. Inventory balances at January 28, 1995 and January 29, 1994 were approximately $50,860,000 and
$50,603,000, respectively.

The Statement of Sales and Related Direct Store Operating
Expenses for the unaudited interim period reflects markdowns to reduce inventory levels prior to the closing date.

LEASEHOLD IMPROVEMENTS AND FURNITURE, FIXTURES AND EQUIPMENT
Significant additions to furniture, fixtures and equipment and leasehold improvements were capitalized. Maintenance and repairs were charged to current operations as incurred.

DEPRECIATION AND AMORTIZATION
Furniture, fixtures and equipment were depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 3-to-10 years. Leasehold improvements were amortized on a straight-line basis over the lesser of 10 years or the remaining term of the lease.

LEASEHOLD IMPROVEMENTS AND FURNITURE, FIXTURES AND EQUIPMENT
                        (in thousands)


                                                 April 27, 1995

Furniture, fixtures and equipment                $ 9,948
Less accumulated depreciation                     (6,012)
                                                   3,936

Leasehold improvements (net of
 accumulated amortization)                         2,359

                                                 $ 6,295

OTHER CURRENT ASSETS
                                                 April 27, 1995

Video cassettes for rental                       $ 1,620
Supplies                                             190
                                                 $ 1,810





                                  - F-6 -
LEASES
The Division is obligated under operating leases for all of
its store properties.  Some of the store leases contain
renewal options with varying terms and conditions.  Certain
leases provide for additional rent payments based on a
percentage of store sales.  Rent expense consisted of the
following:
                  Period from
                  January 29, 1995
               through April 27, 1995
                        (Unaudited)     1994      1993      1992

Minimum rent                     $1,321   $5,253   $5,115   $4,916
Contingent rent
 based on sales                      61      277        5        0
Total rent expense               $1,382   $5,530   $5,120   $4,916

Number of stores at
 period end                          24       24       23       22

Future minimum rents under noncancelable operating leases at January 28, 1995 (in thousands) were:

1995                                              $5,435
1996                                               5,678
1997                                               5,470
1998                                               4,876
1997                                               4,664
Thereafter                                         7,651
Total operating lease commitments                $33,774

Present value of operating lease
 commitments                                     $17,360




















                                  - F-7 -
ALLOCATIONS
(Unaudited)

The Statement of Sales and Related Direct Store Operating
Expenses, as presented in the audited portion of these financial statements, does not reflect costs for certain expenses which were allocated.

Administrative allocations were intended to cover costs for information systems, payroll processing, accounting processing, and certain corporate overhead costs. Such costs were historically allocated at a rate equal to 1.5% of sales.

Allowances for receivable write-offs and certain advertising expenses were allocated as a percentage of the Division's sales to the total sales for the Woolworth Corporation operating entity of which the Division was a part prior to the divestiture. Other advertising expenses were allocated to each store based on perceived benefits.

The amount of such allocations excluded from the Statement of Sales and Related Direct Store Operating Expenses were as follows:

                  Period from
                  January 29, 1995
              through April 27, 1995    1994      1993      1992

                               $  663    $2,855    $2,612   $2,443
Advertising expenses         286       649       686      916
Allowances for receivable
  write-offs                 433    1,603     1,782      -
Other allocations            177    (2,295)     (788)  (2,709)

Total allocations         $1,599    $2,812    $4,292   $  650


The amount of such allocations may not be reflective of, and it is not practicable to estimate, the amount of such expenses which would have been incurred if the Division were operated on a stand-alone basis.












                                  - F-8 -
ACCOUNTS RECEIVABLE
(Unaudited)
Accounts receivable were not purchased under the Agreement and are therefore not presented in the Statement of Net Assets
Divested. The approximate accounts receivable amounts related to the Division at April 27, 1995, January 28, 1995 and
January 29, 1994 were (in thousands) as follows:

                              April 27,    Jan. 28,    Jan. 29,
                                1995         1995        1994
(Unaudited)
Insurance reimbursement       $1,917       $2,323      $1,520
Vendor related                 4,419        7,142       7,215
Other                            232          232         258

Total                         $6,568       $9,697      $8,993





































                                  - F-9 -
                     PHARMHOUSE CORP. AND SUBSIDIARIES
                      PRO FORMA FINANCIAL INFORMATION
                                (Unaudited)

On April 28, 1995, Pharmhouse Corp. ("Pharmhouse") acquired (the "Acquisition") the assets and business of 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") from a subsidiary of Woolworth Corporation (collectively, "Woolworth"). The Acquisition, together with the repayment of all outstanding indebtedness then owing by Pharmhouse to its senior and subordinated secured lenders, was financed by a senior secured revolving credit facility, a secured subordinated term loan and seller promissory notes (the "Financing"). The Acquisition and the Financing are further described in Pharmhouse's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended January 28, 1995 ("Fiscal 1995") and in Pharmhouse's Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended April 29, 1995 (the "Quarter"), both having been previously filed with the Securities and Exchange Commission.

The following unaudited pro forma statements of operations for the Quarter and Fiscal 1995 have been prepared giving effect to the Acquisition and the Financing as if the Acquisition and the Financing had occurred on the first day of each respective period. The pro forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the Financing actually occurred on such respective dates.

The historical information presented for Pharmhouse reflects the information contained, (i) for the Quarter, in Pharmhouse's unaudited consolidated financial statements included in the Form 10-Q and, (ii) for Fiscal 1995, in Pharmhouse's audited consolidated financial statements included in the Form 10-K. The historical financial information presented for the Rx Place Stores, which does not purport to represent a complete historical statement of operations of the Rx Place Stores but only reflects direct store level results of operations and not related overhead costs of Woolworth (as described in the notes to the financial statements of The Rx Place Division included elsewhere in this Form 10-K/A), reflects the information contained in the statements of sales and direct store operating expenses of the acquired business for the fiscal year ended January 28, 1995 (audited) and for the period from January 29, 1995 through April 27, 1995 (unaudited), each of which has been prepared by Woolworth and is included elsewhere in this Form 10-K/A.





                                 - F-10 -
A pro forma balance sheet as of January 28, 1995 has not been presented because Pharmhouse's consolidated balance sheet as of April 29, 1995, which was included in the Form 10-Q, gives effect to the Acquisition.

The unaudited pro forma statements of operations should be read in conjunction with the notes thereto and (i) with respect to Pharmhouse, with the audited and unaudited consolidated financial statements and notes thereto included in the Form 10-Q and Form 10-K, respectively, and (ii) with respect to the Rx Place Stores, with the audited and unaudited statements of net assets of the acquired business, of sales and direct store operating expenses of the acquired business and of cash flows of the acquired business and notes thereto, included elsewhere in this Form 10-K/A.






































                                 - F-11 -
                     PHARMHOUSE CORP. AND SUBSIDIARIES
                PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                        YEAR ENDED JANUARY 28, 1995
                                (Unaudited)
                              (in thousands)

                      Pharmhouse    The Rx    Pro Forma  Pro Forma
                         Corp.         Place     Adjust.  Condensed
Revenues:
 Net store sales        $ 86,838   $190,304              $277,142
 Video rental, service
  and other income         2,764                            2,764
                          89,602    190,304               279,906

Costs and expenses:
 Cost of merchandise
  sold                    68,377    157,779               226,156
 Selling, general and
  administrative          22,262     31,409   $  1,818     55,489
 Interest expense            960                 3,283      4,243
                          91,599    189,188      5,101    285,888

Net (Loss) Income       $ (1,997)  $  1,116*  $ (5,101)  $ (5,982)

Loss per Common Share:
 Average shares
  outstanding           2,225,767                        2,225,767
 Net (loss) income
  Common Share            ($0.90)                          ($2.69)



* Represents income from sales and related direct store operating expenses.

See accompanying notes to pro forma condensed financial statements



























                                 - F-12 -
                     PHARMHOUSE CORP. AND SUBSIDIARIES
                PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED APRIL 29, 1995
                                (Unaudited)
                              (in thousands)

                      Pharmhouse    The Rx    Pro Forma  Pro Forma
                         Corp.         Place     Adjust.  Condensed
Revenues:
 Net store sales        $ 20,947   $ 44,199              $ 65,146
 Video rental, service
  and other income           645                              645
                          21,592     44,199                65,791

Costs and expenses:
 Cost of merchandise
  sold                    16,546     47,975                64,521
 Selling, general and
  administrative           5,568      7,962   $    419     13,949
 Interest expense            302                   770      1,072
                          22,416     55,937      1,189     79,542

Net (Loss) Income       $ (  824)  $(11,738)* $ (1,189)  $(13,751)

Loss per Common Share:
 Average shares
  outstanding           2,235,627                        2,235,627
 Net (loss) income per
  Common Share            ($0.90)                         ($6.15)




* Represents loss from sales and related direct store operating expenses.

See accompanying notes to pro forma condensed financial statements


























                                 - F-13 -
                     PHARMHOUSE CORP. AND SUBSIDIARIES
           NOTES TO PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED APRIL 29, 1995
                    AND THE YEAR ENDED JANUARY 28, 1995
                                (Unaudited)


NOTE 1 - PRINCIPLES OF PREPARATION OF PRO FORMA CONDENSED
STATEMENTS OF OPERATIONS:

The accompanying Pro Forma Condensed Statement of Operations ("Pro Forma") for the three months ended April 29, 1995 and the year ended January 28, 1995 were prepared giving effect to the Acquisition and the Financing as if the Acquisition and the Financing had occurred on the first day of each respective period. The Pro Forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the Financing actually occurred on such respective dates.

NOTE 2 - ACQUISITION:

On April 28, 1995, Pharmhouse acquired the assets and business of 24 Rx Place Stores from Woolworth for approximately $37 million, of which approximately $21.9 million was paid in cash at closing, $1.7 million was paid in late June and early July, approximately $0.7 million will be paid shortly based upon delivery of merchandise to the Company's warehouse from one of the Woolworth warehouses and the balance is represented by promissory notes (the "Purchase Money Notes") with maturity dates ranging from January 1996 to April 1998. Approximately $3.5 million in cash (paying off approximately $4.1 million of the $6.5 million note, representing a 15% discount of approximately $0.5 million) was prepaid on June 28, 1995. The assets acquired consist of merchandise inventories, furniture, fixtures and equipment, store supplies and related items, all subject to post-closing review and potential adjustments. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement.

NOTE 3 - BORROWINGS:

On April 28, 1995, Pharmhouse also consummated the Financing, the proceeds of which were used as described in Note 3 to the financial statements included in the Form 10-Q.






                                 - F-14 -
NOTE 4 - INTEREST:

Interest expense in the first quarter of Fiscal 1996 and Fiscal 1995 was $302,000 and $960,000, respectively. The Pro Forma Condensed Statement of Operations for the first quarter of Fiscal 1996 and Fiscal 1995 assume that the Senior Secured Credit Facility and the Subordinated Loan were in effect for the periods and therefore reflect interest in the amount of $1,072,000 and $4,243,000, calculated at the rates of Prime plus 1.5% and Prime plus 3%, respectively. The amount of interest actually accrued in each fiscal period has been deducted from the pro forma financial statements and $770,000 and $3,283,000 for the first quarter of Fiscal 1996 and Fiscal 1995, respectively, are reflected in the Pro Forma. The amounts of interest reflected in the Pro Formas were calculated based on estimated average borrowings and the actual interest rates in accordance with the new Financing.

NOTE 5 - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

The Statement of Sales and Related Direct Store Operating Expenses as presented in the audited and unaudited portions of The Rx Place financial statements do not reflect costs for certain expenses of Woolworth (as described in the notes to the financial statements of The Rx Place Division included elsewhere in this Form 10-K/A). The Pro Forma Condensed Statement of Operations for Pharmhouse Corp. include pro forma adjustments representing the following adjustments to general and administrative expenses:

(1) Advertising expenses, net of vendor receivables, for the 24 acquired stores are reflected in the Pro Forma Financial Statements in the amount of $334,000 and $1,334,000 for the first quarter of Fiscal 1996 and Fiscal 1995, respectively. These amounts have been calculated based upon the Pharmhouse historical store advertising expenses.

(2) Employment expenses, including fringe benefits and workers' compensation insurance (calculated based upon the Pharmhouse historical expenses), of the 24 acquired stores are reflected in the Pro Forma financial statements in the amount of $891,000 and $3,673,000, for the first quarter of fiscal 1996 and Fiscal 1995, respectively. The amount of employment expenses reported by Woolworth in the Rx Place Store Financials for the first quarter of Fiscal 1996 and Fiscal 1995 have been eliminated from the Pro Forma financial statements to properly reflect the net employment expenses as if the acquisition occurred at the beginning of the respective periods. These additional expenses are for the cost of additional supervisory and managerial employees required as a result of the Acquisition.


                                 - F-15 -
(3) Depreciation expense has been eliminated as there was no allocation of the purchase price to property, fixtures and equipment, in accordance with APB 16 purchase accounting guidelines.

(4) Insurance expenses were not included in the Rx Place Store Financials. The Pro Forma financial statements include estimated insurance expenses of $139,000 and $554,000 for the first quarter of Fiscal 1996 and Fiscal 1995, respectively, which have been calculated based on actual increases in insurance premiums.

(5) Administrative expenses of $100,000 and $398,000 for the first quarter of Fiscal 1996 and Fiscal 1995, respectively, have been included in the Pro Forma financial statements to reflect additional expenses for payroll processing, information systems, accounting processing, store level inventory services and other corporate overhead expenses that were not included in the Rx Place Store Financials.


































                                 - F-16 -