Form 10-Q
period 1995-07-29
PHARMHOUSE CORP
filed 1995-09-12
CIK 71985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549
                                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the quarterly period ended July 29, 1995
                                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




As of August 31, 1995, there were outstanding 2,233,077 of Registrant's common shares, par value $.01 per share.
                                          PHARMHOUSE CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share amounts)

                                                                    ASSETS
                                           July 29,
                                            1995            January 28,
                                          (Unaudited)          1995
Current assets:
Cash                                       $   3,568        $   1,313
  Trade and other receivables                  3,322            2,428
  Merchandise inventories                     53,666           16,867
  Prepayments and other                        1,129              812
      Total current assets                    61,685           21,420

Property, fixtures and equipment, net          5,144            4,806
Video inventory held for rental, net             692              451

Total assets                               $  67,521        $  26,677

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                    $   9,411        $   7,181
  Accounts payable                            16,423            7,600
  Accrued liabilities                          4,765            1,789

     Total current liabilities                30,599           16,570

Long term loans                               28,377              300
Other liabilities                                805              803

    Total liabilities                         59,781           17,673

SHAREHOLDERS' EQUITY:
Preferred shares, $.10 par; authorized and
  unissued 2,500,000 shares
Common shares, $.01 par; authorized
  25,000,000 shares; issued 2,233,077
  and 2,235,631, respectively                     22               22
Capital in excess of par,net of unearned
  compensation of $387 and $350 at July 29,
  and January 28, 1995, respectively          21,057           20,978
Accumulated deficit                          (13,338)         (11,995)
    Total shareholders' equity                 7,741            9,005

Less - 16,734 treasury shares, at cost             1                1

Total liabilities and shareholders' equity $  67,521        $  26,677


See accompanying Notes to Consolidated Financial Statements.
           PHARMHOUSE CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except share amounts)
                                                 (Unaudited)

                        Six Months Ended                    Three Months Ended
                 July 29,         July 30,          July 29,          July 30,
                   1995             1994              1995              1994

Revenues:
  Net store sales $ 76,870         $ 41,974          $ 55,923         $ 21,151
  Video rental, leased department
    and other income 2,522            1,396             1,877              689
                    79,392           43,370            57,800           21,840
Costs and expenses:
  Cost of merchandise sold
                    61,466           33,359            44,920           16,822
  Selling, general and
   administrative   18,375           11,022            12,807            5,460
  Interest expense   1,511              425             1,209              228
                    81,352           44,806            58,936           22,510


Loss before extraordinary
   item           $ (1,960)        $ (1,436)         $ (1,136)        $   (670)

Extraordinary item     618                                618

Net loss          $ (1,342)        $ (1,436)         $   (518)        $   (670)

Per common share:

Loss before extraordinary
   item          $   (.88)        $   (.64)        $    (.51)        $   (.30)

Extraordinary
           item  $    .28                                .28

Net loss         $   (.60)        $   (.64)        $    (.23)        $   (.30)

Average shares
   outstanding   2,233,077       2,232,290        2,233,081      2,233,343

Dividends per
 common share     None             None               None            None




See accompanying Notes to Consolidated Financial Statements.

                                       PHARMHOUSE CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                            Six Months Ended
                                         July 29,       July 30,
                                           1995           1994
Cash flows from operating activities:
  Net loss                              $ (1,342)        $ (1,436)

  Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization             687              643
   Increase in operating lease obligations     2             (110)
   Gain on early extinguishment of Debt     (618)
  Changes in assets and liabilities:
   Trade and other receivables              (894)             366
   Merchandise inventories               (36,799)           2,033
   Prepayments and other                    (319)              (2)
   Accounts payable                        8,824           (1,378)
   Accrued liabilities                     2,977             (174)
   Reserve for restructure and store
      closure costs                                          (142)
Net cash used for operating activities   (27,482)            (200)

Cash flows from investing activities:
  Capital expenditures                    (1,230)            (333)

Net cash used for investing activities    (1,230)            (333)

Cash flows from financing activities:

   Borrowings under debt agreements       30,925              625

  Proceeds from sale of stock options         42               74

Net cash provided by financing activities 30,967               699


Net increase in cash                       2,255               166

Cash at beginning of period                1,313               512

Cash at end of period                    $ 3,568           $   678






See accompanying Notes to Consolidated Financial Statements.

                                       PHARMHOUSE CORP. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        SIX MONTHS ENDED JULY 29, 1995
                                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pharmhouse Corp. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended January 28, 1995 ("Fiscal 1995") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The results of operations for the periods reported upon herein reflect sales and expenses for the two day period of April 28 - April 29, 1995 as well as for the entire second quarter of Fiscal 1996 of the 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth, Co., a subsidiary of yWoolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement"). The current period results of operations for the three and six month periods ended July 29, 1995 are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 3, 1996 ("Fiscal 1996").

NOTE 2 - ACQUISITION:

On April 28, 1995, the Company acquired the assets and business of 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") from Woolworth for approximately $37 million, of which approximately $21.9 million was paid in cash at the closing, $1.7 million was paid shortly after delivery of merchandise to the Company from a Woolworth warehouse and approximately $.5 million remains to be paid upon delivery of the balance of the merchandise being purchased, and the balance is represented by promissory notes (the "Purchase Money Notes") with maturity dates ranging from January 1996 to April 1998. The assets acquired consist of merchandise inventories, furniture, fixtures and equipment, store supplies and related items, all subject to post-closing review and potential adjustments. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement.

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by Congress Financial Corporation ("Congress"), pursuant to which the Company has borrowing availability equal to the lesser of 60% of its eligible inventories or $45 million, (b) a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier, and (c) the above noted promissory notes. The Company and the unaffiliated trade supplier also entered into a three-year merchandise Supply Agreement governing future purchases of merchandise by the Company and providing for deferred payment by the Company of $1 million of existing trade payables over a period of 12 to 18 months commencing April 28, 1995. The terms and conditions of the Senior Credit Facility are described in Note 3.

NOTE 3 - BORROWINGS:

In December 1991, the Company entered into a Revolving Credit Agreement with a secured lender to provide $5 million of secured financing for a two year period which was subsequently extended through June 1996. At January 28, 1995, such Revolving Credit Agreement (as amended, the "Pre-Acquisition Credit Agreement") provided for borrowing availability to the Company at the lower of $8,250,000 or 40% of eligible inventory as defined in the Credit Agreement.

On April 28, 1995, the Company obtained the Senior Credit Facility from Congress Financial Corporation and obtained the Subordinated Loan. The proceeds of these new secured credit facilities were used at the closing of the Acquisition as follows:

(1) to pay Woolworth an aggregate of $21.9 million, representing the cash portion of the purchase price paid by the Company for the inventories, furniture, fixtures and equipment and other related assets in the Rx Place Stores;

(2) to repay in full and retire all of the then outstanding indebtedness under the Pre-Acquisition Credit Agreement and to its subordinated secured lenders in the aggregate of approximately $7.5 million;

(3) to pay approximately $1.9 million (exclusive of expense attributable to warrants issued to the Company's financial advisor discussed in Note 6) in transaction costs incurred in connection with the Acquisition and the refinancing of the Company's previously outstanding secured indebtedness.

The remaining available balance of the Senior Credit Facility immediately following the Acquisition equalled approximately $6.0 million, which was available for use by the Company to finance its increased working capital requirements in connection with the operation of 38 deep discount drug stores.

Pursuant to the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in the inventories, receivables and other assets of the Company. In addition, the borrowing availability under the Senior Credit Facility also requires that the Company satisfy minimum net worth requirements and restricts the Company from paying cash dividends. Both the Senior Credit Facility and the Subordinated Loan have initial terms of three years, subject to extensions upon terms and conditions described in the respective agreements governing same. The amount borrowed under the Senior Credit Facility at July 29, 1995 totaled $25,738,000, of which $20,000,000 has been classified as non-current.

NOTE 4 - EXTRAORDINARY ITEM:

On June 28, 1995, the Company prepaid a portion of the Purchase Money Note due on January 28, 1996 to Woolworth and retired approximately $4.1 million of the outstanding debt. Extraordinary income of $618,000 in the second quarter results reflecting the discount realized by early retirement of this debt.

NOTE 5 - LOSS PER COMMON SHARE:

Loss per Common Share is based on the weighted average number of shares issued during each period which were 2,233,081 and 2,233,343 in the second quarter of Fiscal 1996 and Fiscal 1995, respectively, and 2,233,077 and 2,232,290 in the first half of Fiscal 1996 and Fiscal 1995, respectively. Shares issuable with respect to outstanding warrants, convertible debentures and stock options were not included in the computations since the inclusion of such shares would be anti-dilutive.

NOTE 6 - WARRANTS:

In connection with the Acquisition, the Company became obligated to issue warrants to its financial advisor to purchase shares of the Company's Common Stock equal to 3% of the Company's issued and outstanding shares, subject to certain anti-dilution protection, for a per share exercise price of approximately $.94. The final terms of such warrants are subject to further negotiation between the Company and such financial advisor.


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

On April 28, 1995 Pharmhouse Corp. acquired the assets and business of 24 Rx Place deep discount drug stores from Woolworth as described in Note 2 of the Notes to the Consolidated Financial Statements. By reason of the Acquisition the results for the second quarter of Fiscal 1996 as well as the first six months of Fiscal 1996 are not comparable to the results for the second quarter or first six months of Fiscal 1995. The historical and proforma financial statements of the Rx Place Stores for the three fiscal years ended January 28, 1995 and the first fiscal quarter ended April 29, 1995 are also not comparable to the Company's results of operations for the fiscal quarter and six months ended July 29, 1995 since the Rx Place Stores' historical and proforma financial statements do not include allocations for corporate or divisional expenses, including, but not limited to, expenses for income taxes, interest, workers' compensation and general liability insurance, and accounting and administration. See "The Rx Place Division, Notes to Financial Statements" as filed by the Company on Form 10-K/A dated July 10, 1995.

The second quarter and first half of Fiscal 1996 constitute part of a transition period for the Company as management integrates the 24 Rx Place stores into its store operations as well as implements new sales and merchandising strategies and systems for all 38 stores. The store-for-store results for the 14 Pharmhouse stores also do not reflect management's implementation of these new strategies and the results of their operations have been affected by the Acquisition as well. A further discussion of the 14 Pharmhouse stores is included below.

Results of Operations

Second quarter of Fiscal 1996 vs. second quarter of Fiscal 1995

Revenues. During the second quarter of Fiscal 1996, the Company's revenues (including video rental, leased department and other income) totaled $57,800,000, an increase of $35,960,000 (or 164.6%) compared to revenues of $21,840,000 for the second quarter of the prior year. On a store-for-store comparable basis with Fiscal 1995, the revenues decreased $1,950,000 or 8.9% in the current fiscal year. The lower same store sales resulted from increased competition in several markets and sporadic merchandise shortages due to some tightening of vendor credit during the early part of this fiscal quarter. Vendor credit has since increased significantly and the Company is currently receiving a free flow of merchandise except in a few isolated cases. In addition, computer generated reordering systems are being implemented for all stores which will ensure better merchandise replenishment; some replenishment of merchandise for the original fourteen stores did not occur in the second quarter due to buyer focus on the merchandise requirements of the newly acquired stores.

Gross Profit. The Company's gross profit (total revenues less costs of merchandise and services sold) for the second quarter of Fiscal 1996 was $12,880,000 or 22.3% compared to $5,018,000 or 23.1% of revenues for the second quarter of Fiscal 1995, an increase of $7,862,000 (or 156.7%) compared to gross profit for the second quarter of the prior year. On a store-for-store comparable basis with Fiscal 1995, the gross profit increased $33,000 (or 6.6%) in the second quarter of the current fiscal period even though revenues declined.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of the Company in the second quarter of Fiscal 1996 were $12,807,000 compared to $5,460,000 for the second quarter of Fiscal 1995, an increase of $7,347,000 (or 134.7%).

Interest Expense. The Company's interest expense for the second quarter of Fiscal 1996 was $1,209,000 an increase of $981,000 (or 430.3%) compared to $228,000 for the second quarter of fiscal 1995. The increase is due to higher levels of borrowing under the credit facility, based upon increased working capital requirements for 24 additional stores this year versus last year as well as to substantially increased borrowings incurred in connection with the acquisition of such stores.

Net Loss. The Company's net loss in the second quarter of Fiscal 1996 was $518,000 or $.23 per share compared to $670,000 or $.30 per share in the second quarter of Fiscal 1995. However, the Fiscal 1996 net loss reflected an extraordinary gain of $618,000 from the early retirement of a portion of the Woolworth debt. Eliminating this extraordinary item would have resulted in the net loss reported in the second quarter of Fiscal 1996 of $1,136,000 or $.51 per share.

First half of Fiscal 1996 vs. first half of Fiscal 1995

Revenues. During the first half of Fiscal 1996, the Company's revenues (including video rental, leased department and other income) totaled $79,392,000, an increase of $36,022,000 (or 83.1%) compared with revenues of $43,370,000 for the first six months of the prior year. On a store-for-store comparable basis with Fiscal 1995, the revenues decreased by $2,898,000 (or 6.7%) in the first half of the current fiscal year. The lower same store sales resulted from increased competition in several markets and sporadic merchandise shortages due to some tightening of vendor credit during the most this fiscal period. Vendor credit has since increased significantly and the Company is currently receiving a free flow of merchandise except in a few isolated cases. In addition, computer generated reordering systems are being implemented for all stores which will ensure better merchandise replenishment; some replenishment of merchandise for the original fourteen stores did not occur in the second quarter due to buyer focus on the merchandise requirements of the newly acquired Rx Place Stores.

Gross Profit. The Company's gross profit (total revenues less costs of merchandise and services sold) for the first half of Fiscal 1996 was $17,926,000 or 22.6% compared to $10,011,000 or 23.1% of revenues for the first half of Fiscal 1995, an increase of $7,915,000 (or 79.1%) compared to gross profit for the first half of the prior year. On a store-for-store comparable basis with Fiscal 1995, the gross profit decreased by $118,000 compared to the first half of the prior year while the gross profit margin percentages increased to 24.4% from 23.1% in the prior year. The Rx Place stores have historically generated lower gross profit than the Pharmhouse stores. Plans are in place and are will be executed over the course of the remained of this fiscal year and the next fiscal year to raise the Rx Place store profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of the Company in the first half of Fiscal 1996 were $18,375,000 compared to $11,022,000, an increase of $7,503,000 (or 137.3%) for the first half of Fiscal 1995.

Interest Expense. The Company's interest expense for the first half of Fiscal 1996 was $1,511,000 an increase of $1,086,000 (or 255.5%) compared to $425,000 for the first half of fiscal 1995. The increase is due to higher levels of borrowing under the credit facility, based upon increased working capital requirements for 24 additional stores this year versus last year as well as to substantially increased borrowings incurred in connection with the acquisition of such stores.

Net Loss. The Company's net loss in the first half of Fiscal 1996 was $1,342,000 or $.60 per share compared to $1,436,000 or $.64 per share in the first half of Fiscal 1995. However, the Fiscal 1996 net loss reflected an extraordinary gain of $618,000 from the early retirement of a portion of the Woolworth debt. Eliminating this extraordinary item would have resulted in the net loss reported in the second quarter of Fiscal 1996 of $1,960,000 or $.88 per share.

Liquidity and Capital Resources

The Company had working capital of $30,936,000 at July 29, 1995 compared to working capital of $5,975,000 at July 30, 1994, an increase of $24,961,000. The increase in working capital was attributable to the acquisition of the 24 Rx Place stores on April 28, 1995 utilizing the Congress borrowing facility, a substantially portion of which is due after one year.

In April 1995, the Company entered into the Senior Credit Facility with Congress Financial Corporation which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory or $45,000,000 at a rate of Prime plus 1.5%. Borrowings under this Senior Credit Facility were used to finance a portion of the acquisition on April 28, 1995 of 24 The Rx Place Stores from F. W. Woolworth Co. (the "Acquisition"), to repay in full indebtedness of the Company under its then existing senior and subordinated secured loans in the aggregate amount of approximately $7.5 million, and to provide working capital to the Company for the operation of its 38 stores. In addition, in connection with the Acquisition, the Company received a $3,000,000 Subordinated Loan from one of its unaffiliated suppliers as well as $1,000,000 in extended dating terms payable in 12 to 18 months as of April 28, 1995 and issued promissory notes to F. W. Woolworth Co. in an aggregate principal amount of approximately $12.4 million, of which $4.1 million was retired on June 28, 1995 at a discount, all of which borrowings were used by the Company to pay the balance of the Acquisition purchase price.

The combination of the financing made available through the Senior Credit Facility, the increased trade credit and the cash generated by the Company's increased sales should, in the opinion of management, enable the Company to meet its estimated working capital requirements for the balance of the current fiscal year.

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



Dated:  September 12, 1995