Form 10-Q
period 1995-10-28
PHARMHOUSE CORP
filed 1995-12-12
CIK 71985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-Q



(Mark One)
__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 1995

                                  OR

_____    TRANSITION REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

Commission file number 1-7090



                           PHARMHOUSE CORP.
        (Exact name of registrant as specified in its charter)

                 New York                               13-2634868
     -------------------------------       ----------------------------------
     (State or other jurisdiction of       I.R.S. Employer Identification No.
      incorporation or organization)

                 860 Broadway, New York, New York              10003
             (Address of principal executive offices)       (Zip Code)


   Registrant's telephone number, including area code (212) 477-9400




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X      No  ___




Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.     Yes     X       No ___




As of December 6, 1995, there were outstanding 2,233,102 of Registrant's common shares, par value $.01 per share.








                   PHARMHOUSE CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)
                              (Unaudited)


                                ASSETS

                                                 October 28,   January 28,
                                                     1995         1995
                                                 -----------   -----------
Current assets:
   Cash                                           $  3,323      $  1,313
   Trade and other receivables, net                  4,622         2,428
   Merchandise inventory                            59,872        16,867
   Prepayments and other                             2,456           812
                                                  --------      --------
        Total current assets                        70,273        21,420

Property, fixtures and equipment, net                5,301         4,806
Video inventory held for rental, net                 1,134           451
                                                  --------      --------
Total assets                                      $ 76,708      $ 26,677
                                                  ========      ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Long term debt, current portion                $ 12,922      $  7,181
   Accounts payable                                 23,992         7,600
   Accrued expenses and other                        4,704         1,789
                                                  --------      --------
        Total current liabilities                   41,618        16,570

Long term debt, net of current portion              27,860           300
Other liabilities                                      796           803
                                                  --------      --------
                                                    70,274        17,673
                                                  --------      --------
Commitments and Contingencies
Shareholders' Equity:
Preferred shares, $.10 par; authorized and
   unissued 2,500,000 shares
Common shares, $.01 par; authorized
   25,000,000 shares; issued 2,233,084
   and 2,235,631, respectively                          22            22
Capital in excess of par, net of unearned
   compensation of $405 and $350, respectively      21,034        20,978
Accumulated deficit                                (14,621)      (11,995)
                                                  --------      --------
                                                     6,435         9,005
Less - 16,734 treasury shares, at cost                  (1)           (1)
                                                  --------      --------
        Total shareholders' equity                   6,434         9,004
                                                  --------      --------
Total liabilities and shareholders' equity        $ 76,708      $ 26,677
                                                  ========      ========


See accompanying Notes to Consolidated Financial Statements.



                   PHARMHOUSE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                              (Unaudited)

                                   Nine Months Ended          Three Months Ended
                                October 28,  October 29,   October 28,  October 29,
                                   1995         1994          1995         1994
Revenues:
  Net store sales                $ 134,682   $  62,504      $  57,812   $  20,530
  Video rental, service
     and other income                4,486       2,084          1,964         688
                                   139,168      64,588         59,776      21,218

Costs and expenses:
  Cost of merchandise sold         107,362      49,480         45,896      16,121
  Selling, general and
     administrative                 32,537      16,334         14,162       5,312

                                   139,899      65,814         60,058      21,433

Loss from operations                  (731)     (1,226)          (282)      (215)

Interest expense                     2,513         670          1,002        245

Loss before extraordinary item    $ (3,244)   $ (1,896)      $ (1,284)  $   (460)

Extraordinary item                     618
                                  --------    --------       --------   --------

Net loss                          $ (2,626)   $ (1,896)      $ (1,284)  $   (460)
                                  ========    ========       ========   ========

Per common share:

Loss before extraordinary item   $   (1.46)   $   (.85)      $   (.58)  $   (.21)

Extraordinary item               $     .28
                                 ---------    ---------      ---------  -------
Net Loss                         $   (1.18)   $   (.85)      $   (.58)  $   (.21)
                                 =========    =========      =========   =======
Average shares outstanding       2,233,084    2,229,177      2,233,090  2,222,951

Dividends per common share          None         None           None     None



See accompanying Notes to Consolidated Financial Statements.














                   PHARMHOUSE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                            Nine Months Ended
                                                       October 28,   October 29,
                                                          1995          1994
                                                       -----------   -----------
Operating activities:
  Net loss                                             $  (2,626)    $ (1,896)

  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                          1,134          967
    Decrease in operating lease obligations                   (7)         (93)
    Gain on early extinguishment of debt                    (618)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
       Trade and other receivables                        (2,194)         174
       Merchandise inventory                             (43,005)         663
       Prepayments and other                              (1,644)         139
    Increase (decrease) in:
       Accounts payable                                   16,392         (494)
       Accrued expenses and other                          2,915         (158)
       Reserve for restructure and store
            closure costs                                                (240)
                                                       ---------    ---------
  Net cash used for operating activities                 (29,653)        (938)
                                                       ---------    ---------
Investing activities:
  Capital expenditures                                    (2,256)        (566)
                                                       ---------    ---------
  Net cash used for investing activities                  (2,256)        (566)
                                                       ---------    ---------
Financing activities:
  Additions to borrowings                                 45,150        1,531
  Reductions to borrowings                               (11,231)        (200)
  Proceeds from sale of stock options                                     104
                                                       ---------    ---------
  Net cash provided by financing activities               33,919        1,435
                                                       ---------    ---------

Net increase (decrease) in cash                            2,010          (69)

Cash, beginning of period                                  1,313          512
                                                       ---------    ---------
Cash, end of period                                    $   3,323    $     443
                                                       =========    =========



Supplemental disclosure of cash flow information:

   Interest paid                                       $   2,280    $     962
                                                       =========    =========


See accompanying Notes to Consolidated Financial Statements.



                   PHARMHOUSE CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED OCTOBER 28, 1995
                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pharmhouse Corp. ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended January 28, 1995 ("Fiscal 1995") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The results of operations for the periods reported upon herein reflect sales and expenses for the two day period of April 28 - April 29, 1995 as well as the entire second and third quarters of Fiscal 1996 of the 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement"). The current period results of operations for the three and nine month periods ended October 28, 1995 are not necessarily indicative of results which ultimately will be attained for the full fiscal year ending February 3, 1996 ("Fiscal 1996").

NOTE 2 - ACQUISITION:

On April 28, 1995, the Company acquired the assets and business of 24 Rx Place deep discount drug stores from Woolworth for approximately $37 million, of which approximately $21.9 million was paid in cash at the closing, $1.7 million was paid thereafter following delivery of merchandise to the Company from a Woolworth warehouse (approximately $.5 million of such merchandise remains to be paid) and the balance is represented by promissory notes (the "Purchase Money Notes") with maturity dates ranging from January 1996 to April 1998. The assets acquired consist of merchandise inventory, furniture, fixtures and equipment, store supplies and related items, all subject to post-closing review and potential adjustments. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement.

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by Congress Financial Corporation ("Congress"), pursuant to which the Company has borrowing availability equal to the lesser of 60% of its eligible inventory or $45 million, (b) a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier, and (c) the Purchase Money Notes. The Company and the unaffiliated trade supplier also entered into a three-year merchandise Supply Agreement governing future purchases of merchandise by the Company and providing for deferred payment by the Company of $1 million of existing trade payables over a period of 12 to 18 months commencing April 28, 1995.

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

The remaining availability of the Senior Credit Facility immediately following the Acquisition equaled approximately $6.0 million, which was available for use by the Company to finance its increased working capital requirements in connection with the operation of 38 deep discount drug stores.

Pursuant to the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in the inventory, receivables and other assets of the Company. In addition, the borrowing availability under the Senior Credit Facility also requires that the Company satisfy minimum net worth requirements and restricts the Company from paying cash dividends. Both the Senior Credit Facility and the Subordinated Loan have initial terms of three years, subject to extensions upon terms and conditions described in the respective agreements governing same. The amount borrowed under the Senior Credit Facility at October 28, 1995 totaled $28,742,000 million of which $20,000,000 million has been classified as non-current.

NOTE 4 - EXTRAORDINARY ITEM:

On June 28, 1995, the Company prepaid a portion of the Purchase Money Note due on January 28, 1996 to Woolworth and retired approximately $4.1 million of the outstanding debt. Extraordinary income of $618,000 in the second quarter results reflects the discount realized by early retirement of this debt.

NOTE 5 - LOSS PER COMMON SHARE:

Loss per Common Share is based on the weighted average number of shares outstanding during each period. Shares issuable with respect to outstanding warrants, convertible debentures and stock options were not included in the computations since the inclusion of such shares would be anti-dilutive.

NOTE 6 - WARRANTS:

In connection with the Acquisition, the Company became obligated to issue warrants to its financial advisor to purchase shares of the Company's Common Stock equal to 3% of the Company's issued and outstanding shares, subject to certain anti-dilution protection, for a per share exercise price of approximately $.94. The terms of such warrants are expected to be finalized in the near future.

NOTE 7 - STOCK OPTION PLANS:

On July 14, 1995, the Board of Directors of the Company authorized the 1995 Stock Option Plan (the "1995 Option Plan") which was approved by the Company's shareholders at the Special Meeting in Lieu of the Annual Meeting of Shareholders held on October 26, 1995. Under the 1995 Option Plan, a total of 500,000 common shares were reserved for issuance to employees of the Company. The 1995 Option Plan provides for the grant of incentive stock options, non-qualified stock options and stock appreciation rights to officers and key employees of the Company. No options have been granted under this plan as of the date of this report.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company operates a chain of 38 deep discount drug stores of which 14 are operated under the "Pharmhouse" name and 24 are temporarily operating under the "The Rx Place" name. The stores are located in eight states in the Mid-Atlantic and New England areas. A wide variety of branded health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages and other merchandise, including seasonal products, are sold in the stores at everyday low prices. The Company competes with other retail outlets selling similar merchandise by offering its customers broad selections of merchandise in its product categories at deep discount prices. The stores average 35,000 square feet in the Pharmhouse locations and 25,000 square feet in The Rx Place locations. The Company maintains one distribution center to support its store operations.

ON APRIL 28, 1995 THE COMPANY ACQUIRED THE ASSETS AND BUSINESS OF 24 RX PLACE DEEP DISCOUNT DRUG STORES FROM WOOLWORTH AS DESCRIBED IN NOTE 2 OF THE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. BY REASON OF THE AQUISITION, THE RESULTS FOR THE THIRD QUARTER OF FISCAL 1996 AS WELL AS THE FIRST NINE MONTHS OF FISCAL 1996 ARE NOT COMPARABLE TO THE RESULTS OF THE THIRD QUARTER OR FIRST NINE MONTHS OF FISCAL 1995. THE HISTORICAL AND PROFORMA FINANCIAL STATEMENTS OF THE RX PLACE STORES FOR THE THREE FISCAL YEARS ENDED JANUARY 28, 1995 AND THE FIRST FISCAL QUARTER ENDED APRIL 29, 1995 ARE ALSO NOT COMPARABLE TO THE COMPANY'S RESULTS OF OPERATIONS FOR THE FISCAL QUARTER AND NINE MONTHS ENDED OCTOBER 28, 1995 SINCE THE RX PLACE STORES' HISTORICAL AND PROFORMA FINANCIAL STATEMENTS DO NOT INCLUDE ALLOCATIONS FOR CORPORATE OR DIVISIONAL EXPENSES, INCLUDING, BUT NOT LIMITED TO, EXPENSES FOR INCOME TAXES, INTEREST, WORKERS' COMPENSATION AND GENERAL LIABILITY INSURANCE, AND ACCOUNTING AND ADMINISTRATION. SEE "THE RX PLACE DIVISION, NOTES TO FINANCIAL STATEMENTS" AS FILED BY THE COMPANY ON FORM 10-K/A DATED JULY 10, 1995.

THE THIRD QUARTER AND NINE MONTHS OF FISCAL 1996 CONSTITUTE PART OF A TRANSITION PERIOD FOR THE COMPANY AS MANAGEMENT INTEGRATES THE 24 RX PLACE STORES INTO ITS STORE OPERATIONS AS WELL AS IMPLEMENTS NEW SALES AND MERCHANDISING STRATEGIES AND SYSTEMS FOR ALL 38 STORES. THE STORE-FOR-STORE RESULTS FOR THE 14 PHARMHOUSE STORES ALSO DO NOT REFLECT MANAGEMENT'S IMPLEMENTATION OF THESE NEW STRATEGIES AND THE RESULTS OF THEIR OPERATIONS HAVE BEEN AFFECTED BY THE ACQUISITION AS WELL. A FURTHER DISCUSSION OF THE RESULTS OF OPERATIONS OF THE COMPANY'S 14 PHARMHOUSE STORES IS INCLUDED BELOW.


RESULTS OF OPERATIONS

Third quarter of Fiscal 1996 vs. Third quarter of Fiscal 1995

REVENUES. During the third quarter of Fiscal 1996, the Company's revenues (including video rental, service and other income) totaled $59,776,000, an increase of $38,558,000, or 181.7%, compared to revenues of $21,218,000 for the third quarter of the prior fiscal year. On a comparable store basis (consisting of the 14 Pharmhouse stores) the revenues in the third quarter of Fiscal 1996 decreased $906,000, or 4.3%. Approximately 50% of the comparable store sales decline resulted from increased competition in markets served by two Pharmhouse stores.

GROSS PROFIT. Gross profit (total revenues less costs of merchandise and services sold) for the third quarter of Fiscal 1996 was $13,880,000, or 23.2% of revenues, compared to $5,097,000, or 24.0% of revenues, for the third quarter of Fiscal 1995, an increase of $8,783,000, or 172.3%.
On a comparable store basis (consisting of the 14 Pharmhouse stores) the gross profit decreased $127,000, or 2.5%, in the third quarter of Fiscal 1996 compared to the same period in the prior year. The decrease in the third quarter compared to the prior year is attributable to lower comparable store revenues of 4.3%, partially offset by a .5% increase in the gross profit percentage (24.5% versus 24.0%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses of the Company in the third quarter of Fiscal 1996 were $14,162,000 compared to $5,312,000 for the third quarter of Fiscal 1995, an increase of $8,850,000, or 166.6%. As a percentage of revenues, SG&A expenses in the third quarter of Fiscal 1996 were 23.7% compared to 25.0% in the same period of the prior year. The percentage decrease is primarily attributable to increased revenues from a larger store base from which to absorb general and administrative expenses.

INTEREST EXPENSE. Interest expense for the third quarter of Fiscal 1996 was $1,002,000, an increase of $757,000, or 309.0%, compared to
$245,000 for the third quarter of Fiscal 1995. The increase resulted from higher levels of borrowing under the credit facilities, based upon increased working capital requirements for 24 additional stores this year versus last year as well as to substantially increased borrowing incurred in connection with the Acquisition.

NET LOSS. As a result of the foregoing, the Company generated a loss from operations of $282,000 in the third quarter of Fiscal 1996 compared to a loss from operations of $215,000 in the prior year comparable quarter, which included income of $240,000 from the reversal of the unused portion of the previously accrued reserve for restructure and store closure costs. The net loss in the third quarter of Fiscal 1996 was $1,284,000, or $.58 per share, compared to $460,000, or $.21 per share, in the third quarter of Fiscal 1995.

First nine months of Fiscal 1996 vs. First nine months of Fiscal 1995

REVENUES. During the first nine months of Fiscal 1996, the Company's revenues (including video rental, service and other income) totaled $139,168,000, an increase of $74,580,000, or 115.5%, compared to revenues of $64,588,000 for the first nine months of the prior fiscal year. On a comparable store basis (consisting of the 14 Pharmhouse stores) the revenues in Fiscal 1996 decreased $3,804,000, or 5.9%. The lower same store sales resulted from increased competition in several markets as well as sporadic merchandise shortages experienced in the first six months of the current fiscal year.

GROSS PROFIT. Gross profit (total revenues less costs of merchandise and services sold) for the first nine months of Fiscal 1996 was $31,806,000 or 22.9% of revenues, compared to $15,108,000, or 23.4% of revenues, for the first nine months of Fiscal 1995, an increase of $16,698,000, or 110.5%. On a comparable store basis (consisting of the 14 Pharmhouse stores) the gross profit decreased $244,000, or 1.6%, in the first nine months of Fiscal 1996 compared to the prior year comparable period. The decrease is attributable to lower comparable store revenues of 5.9%, partially offset by a 1.1% increase in the gross profit percentage (24.5% versus 23.4%).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A in the first nine months of Fiscal 1996 were $32,537,000 compared to $16,334,000 in the first nine months of Fiscal 1995, an increase of $16,203,000, or 99.2%. As a percentage of revenues, SG&A expenses in the first nine months of Fiscal 1996 were 23.4% compared to 25.3% in the prior year comparable period. The percentage decrease is primarily attributable to increased revenues from a larger store base from which to absorb general and administrative expenses.

INTEREST EXPENSE.  Interest expense for the first nine months of Fiscal
1996 was $2,513,000, an increase of $1,843,000, or 275.1%, compared to
$670,000 for the first nine months of Fiscal 1995. The increase resulted from higher levels of borrowing under the credit facility, based upon increased working capital requirements for 24 additional stores during Fiscal 1996 versus Fiscal 1995 as well as to substantially increased borrowing incurred in connection with the Acquisition.

NET LOSS. As a result of the foregoing, the Company generated a loss from operations of $713,000 in the first nine months of Fiscal 1996 compared to a loss from operations of $1,226,000 in Fiscal 1995, which included income of $240,000 from the reversal of the unused portion of the previously accrued reserve for restructure and store closure costs. The net loss in the first nine months of Fiscal 1996 was $2,626,000 or $1.18 per share compared to $1,896,000, or $.85 per share, in the first nine months of Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of Fiscal 1996, the Company funded operations from borrowings of approximately $45,150,000 and the increase in trade accounts payable of approximately $16,392,000.

Cash was principally used for the purchase of the assets of the 24 Rx
Place stores on April 28, 1995, a substantial portion of which consisted of inventory. Approximately $3,071,000 of cash used for operations was related to the buildup of the inventory of the 14 Pharmhouse stores to more optimum levels (the average store Pharmhouse store inventory increased approximately $220,000, or 19.4%, during the second and third quarters of Fiscal 1996).

Cash was also used for capital expenditures of $2,256,000 relating to new store receiving systems and leasehold improvements, the payment of pre-acquisition borrowings of $7,731,000 and the payment of $3,500,000 of post-acquisition debt previously described (See Note 4 of Notes to Consolidated Financial Statements).

In April 1995, the Company entered into the Senior Credit Facility with Congress Financial Corporation which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory or $45,000,000 at a rate of Prime plus 1.5%. Borrowings under this Senior Credit Facility were used to finance a portion of the Acquisition, to repay in full indebtedness of the Company under its then existing senior and subordinated secured loans in the aggregate amount of approximately
$7.5 million, and to provide working capital to the Company for the operation of its 38 stores. In addition, in connection with the Acquisition, the Company received a $3,000,000 Subordinated Loan from one of its unaffiliated suppliers as well as $1,000,000 in extended dating of certain accounts payable for 12 to 18 months. The Company also issued promissory notes to Woolworth in an aggregate principal amount of approximately $12.4 million, of which $4.1 million were retired on June 28, 1995 at a discount, all of such borrowings were used by the Company to pay the balance of the Acquisition purchase price.

The combination of the financing made available through the Senior Credit Facility, the increased trade credit and cash generated by the Company's increased sales should, in the opinion of management, enable the Company to meet its estimated working capital requirements for at least the balance of the current fiscal year.


                                PART II

                           OTHER INFORMATION

On October 26, 1995, the registrant held a Special Meeting in Lieu of Annual Meeting of Shareholders (the "Meeting"). The following sets forth a brief description of each matter voted on at the Meeting, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter:

1.  Election of the following nine directors:

          Name              Total           For           Withheld

   Manfred Brecker        1,908,521      1,903,328          5,193

   Kenneth A. Davis       1,908,521      1,903,484          5,037

   Melvin Katz            1,908,521      1,903,484          5,037

   Joseph Keller, Jr.     1,908,521      1,903,484          5,037

   David Rubin            1,908,521      1,903,484          5,037

   Raymond L. Steele      1,908,521      1,903,484          5,037

   Marcie B. Davis        1,908,521      1,903,484          5,037

   Michael Feder          1,908,521      1,903,484          5,037

   Peter Gerard           1,908,521      1,903,484          5,037



2.  Approval of the Company's 1995 Stock Option Plan:

       Total          For       Against     Abstained   Broker Non-Votes

      1,908,521    1,226,799    123,424       6,313         551,985

3. Approval of amendments to the Company's 1992 Equity Compensation Plan for Non-Employee Directors:

            Total          For       Against     Abstained

          1,908,521     1,855,606     45,813       7,102

4.  Ratification of Price Waterhouse as independent accountants of the
    Company:

            Total          For       Against     Abstained

          1,908,521     1,902,580      1,464       4,477




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PHARMHOUSE CORP.
                                           (Registrant)




                                           /s/ Richard A. Davis
                                           Richard A. Davis
                                           Senior Vice President-Finance
                                           and Chief Financial Officer



Dated:   December 11, 1995