Form 10-K405
period 1996-02-03
PHARMHOUSE CORP
filed 1996-05-03
CIK 71985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended February 3, 1996 Commission File #1-7090

                                PHARMHOUSE CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                            13-2634868
 --------------------------------                           -------------------
 (State of other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

             860 Broadway, New York, New York                          10003
 ------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

                                 (212) 477-9400
 ------------------------------------------------------------------------------
               (Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                 Title of each class                   which registered
- --------------------------------------------------------------------------
                        None                                  N/A

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Shares,
                            par value $.01 per share
                            ------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X                      NO
                               ---                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

                           YES X                       NO
                              ---                        ---

The aggregate market value of the Registrant's Common Shares held by persons, other than officers and directors and their affiliates, of the Registrant at April 19, 1996 was approximately $3,990,587.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES X                       NO
                              ---                        ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 19, 1996.

                          Class                           Number of Shares
                          -----                           ----------------
                 Common Shares
                 par value $.01 per share                   2,228,978

                      Documents incorporated by Reference:

1. The Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

2. The Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

3. Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 28, 1995.

4.       The Registrant's Current Report on Form 8-K dated February 2, 1996.

PART I

Item 1.  Business

Pharmhouse Corp.(the "Registrant" or the "Company" ) operates a chain of 38 deep discount drug stores, 14 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which are operated under the name The Rx Place (the "Rx Place Stores"). The Registrant's stores are located primarily in the mid-Atlantic and New England states and emphasize a pricing policy of everyday deep discount prices on all merchandise. The Pharmhouse Stores are approximately 35,000 square feet in size and the Rx Place Stores are approximately 25,000 square feet. The Registrant maintains one distribution center to support its store operations.

(a) General Development of the Registrant's Business Since Commencement of the Fiscal Year Ended February 3, 1996 ("fiscal 1996")

Since the beginning of the Registrant's fiscal 1996, the following significant events occurred with respect to the Registrant and its business:

(i)  Acquisition of Rx Place Stores

On April 28, 1995, the Registrant consummated the acquisition of the assets and business of 24 "Rx Place" discount drug stores (the "Acquisition") from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement"). The Rx Place Stores acquired in the Acquisition consist of deep discount drug stores which offer categories of merchandise similar to those offered by the Registrant's Pharmhouse stores, including health and beauty care products, prescription drugs, video rental and other merchandise described under "Merchandise" in paragraph (c) of Item 1 of this Report.

The purchase price paid by the Registrant to Woolworth for the assets and business of the Rx Place Stores was approximately $39.5 million, of which approximately $23.5 million was paid in cash at or shortly following the closing and the balance by promissory notes with maturity dates ranging from January 1996 to April 1998 (the "Purchase Money Notes"). The assets acquired by the Registrant pursuant to this transaction consist of merchandise inventory in the Rx Place Stores (and certain specified merchandise inventory held in one of Woolworth's distribution centers) plus furniture, fixtures and equipment, store supplies and related items. In connection with the Acquisition, the Registrant assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement. Pursuant to the Acquisition Agreement, the Registrant did not assume Woolworth's obligations for trade payables of the Rx Place Stores subject to certain minor exceptions.

The Acquisition Agreement contains warranties, representations and indemnification provisions which are customary for transactions similar to the Acquisition. Furthermore, in connection with the Acquisition, Woolworth granted the Registrant a three year non-exclusive license to use the registered service mark "The Rx Place" in its operation of the Rx Place Stores. For further information concerning the Acquisition, reference is made to "Properties", in
Item 2 of this Report and to the Acquisition Agreement, as amended, which is filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1995 10-K Report").

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by Congress Financial Corporation ("Congress"), (b) a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier which is evidenced and governed by a Promissory Note and a Security Agreement (the "Subordinated Loan Agreements") and (c) the Purchase Money Notes. The Senior Credit Facility is secured by a first priority security interest in the Registrant's inventory, accounts receivable and other assets, including a mortgage on the Registrant's owned store premises located in Winchester, Virginia. All of the Registrant's indebtedness to the trade supplier is secured by a second priority security interest in the assets (not including real property) of the Registrant. Each of the Senior Credit Facility and the Subordinated Loan has a term of three years, subject to extension upon terms and conditions referred to in the Senior Credit Facility Agreement and the Subordinated Loan Agreements, respectively. For further information concerning the terms and conditions of these financing agreements, reference is made to paragraph (iii) of this Item 1(a) and to copies of the Senior Credit Facility Agreement and the Subordinated Loan Agreements filed as Exhibits 10.8, 10.10 and
10.11 to the 1995 10-K Report.

The Registrant prepaid a portion of the Purchase Money Notes in June 1995. In light of its pending legal action against Woolworth, the Registrant has elected to withhold payment of installments of principal and interest payable under such notes after commencement of such action, pending resolution of the Registrant's claims therein.

For further information concerning disputes arising out of the Acquisition and the waivers under the Registrant's Senior Credit Facility and Subordinated Loan agreements, reference is hereby made to "Legal Proceedings", in Item 3 of this Report.

(ii)  Fiscal 1996 net loss of $2,507,000

Reference is made to Selected Financial Data, in Item 6 of this Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in Item 7 of this Report, concerning the loss of $2,507,000 incurred by the Registrant in fiscal 1996.

(iii)  Financing

As noted under Item 1(a)(i) of this report, on April 28, 1995, the Registrant entered into new secured financing arrangements with Congress pursuant to which Congress provided the Registrant with a Senior Credit Facility equal to the lesser of $45 million or 60% of its eligible inventory. In addition, the Registrant received a $3 million Subordinated Loan from one of its unaffiliated suppliers. The proceeds of these secured credit facilities were used as follows:

(1) to pay Woolworth an aggregate of $23.5 million at closing and shortly after closing, representing the cash portion of the purchase price paid by the Registrant for the inventory, furniture, fixtures and equipment and other related assets in the Rx Place Stores;

(2) to repay and retire all of the outstanding indebtedness owing by the Registrant to its prior secured lenders in the aggregate approximate amount of $7.5 million;

(3) to pay approximately $ 2.9 million in transactional costs incurred in connection with the Acquisition as well as the refinancing of the Registrant's previously outstanding secured indebtedness.

The remaining available balance of this Senior Credit Facility is available for use by the Registrant to finance its increased working capital requirements incurred and to be incurred in connection with the operation of 38 discount drug stores.

Pursuant to the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders have been granted security interests in the inventory and other assets of the Registrant. In addition, the availability under the Senior Credit Facility is subject to certain reserves which may be established by Congress based upon several factors. Both the Senior Credit Facility and the Subordinated Loan require that the Registrant satisfy minimum net worth requirements and restrict the Registrant from paying cash dividends.

The Senior Credit Facility and the Subordinated Loan each have an initial term of three years subject to extensions upon terms and conditions described in the agreements governing such facilities filed as Exhibits 10.8, 10.10 and 10.11 to the 1995 10-K Report.

In connection with the Acquisition, the Registrant issued warrants to Brenner Securities Corporation, the Registrant's investment banking firm in such transaction, to purchase up to 85,867 Common Shares of the Registrant at an exercise price of $.94 per share. The difference between the fair market value of the warrants on the date of grant and the exercise price has been included in the acquisition cost of the Rx Place Stores.

(b)  Financial Information About Lines of Business

The Registrant is currently engaged in one line of business. For further information with regard to the Registrant's store operations, reference is made to MD&A, Item 7 of this Report, and to the Notes to the Consolidated Financial Statements contained in Part IV of this Report.

(c)  Narrative Description of Business

RETAIL OPERATIONS

The Registrant's deep discount drug stores focus on offering various types of merchandise at everyday deep discount prices. Eleven Pharmhouse stores are located in smaller communities (rather than major metropolitan centers) in small strip shopping centers or free-standing facilities on major thoroughfares with substantial parking facilities. (For further information concerning the premises occupied by these eleven stores, reference is made to Item 2 (b) of this Report). The Registrant opened two Pharmhouse stores in 1992 and one Pharmhouse store in 1993 in areas more densely populated than the locations in which most of its other Pharmhouse stores are situated, reflecting management's decision to expand into such markets. The Pharmhouse Stores are located in single-story, air conditioned facilities and occupy on average 35,000 square feet. The Rx Place Stores are located in more densely populated areas than the older Pharmhouse Stores and occupy approximately 25,000 square feet each. All 38 stores have pharmacies staffed by licensed pharmacists and are open seven days per week. Merchandise is sold primarily on a cash-and-carry basis although certain credit cards and checks are accepted.

To some extent, the Registrant's revenues are affected by the same pattern of seasonality common to most retail businesses. Similar to other retail businesses, the Registrant's operations have generally been adversely affected by recessions and unfavorable local economic developments as well as by adverse weather conditions which result in reduced consumer spending in the markets served by the stores.

MERCHANDISE

The Registrant's stores offer health and beauty care products, prescription drugs, cosmetics, stationery, video rentals, housewares, pet supplies, greeting cards, food, snacks, beverages, and certain other merchandise. The Registrant's stores also offer certain merchandise on a seasonal basis, such as garden, patio and Christmas items. Such merchandise is sold at everyday deep discount prices. Except as described below, all merchandise is sold or, in the case of video rentals, rented through departments operated by the Registrant. Masters, a popular-priced clothing retailer, currently operates leased departments in two Pharmhouse stores.

The following table sets forth information concerning the approximate percentages of the Company's revenues attributable to major merchandise categories:

                             Pharmhouse Stores          Rx Place Stores (*)
                             -----------------          -------------------
                           Percentage of Revenues      Percentage of Revenues
                           ----------------------      ----------------------

                              Fiscal Year Ended           Fiscal Year Ended

Merchandise Category        2/3/96        1/28/95       2/3/96        1/28/95
- --------------------        ------        -------       ------        -------
Pharmacy                     28.9%         26.8%         30.6%         23.7%

Health & Beauty Care
  and Related Items          23.8%         21.1%         29.5%         36.0%
                            -----         -----         -----         -----
                             52.7%         47.9%         60.1%         59.7%

Other Merchandise
Categories (no one
category accounting
for more than 10%)           47.3%         52.1%         39.9%         40.3%
                            -----         -----         -----         -----

Total                       100.0%        100.0%        100.0%        100.0%
                            =====         =====         =====         =====

           (*) Stores were operated by Woolworth until April 28, 1995.

Most merchandise is ordered from unaffiliated suppliers through the Registrant's buying office, although certain merchandise is ordered at store level by store management and through unaffiliated rack jobbers. As described above, men's and women's clothing are supplied by Masters in two Pharmhouse store locations. Where possible, as part of its deep discount merchandise pricing policy, the Registrant seeks to purchase merchandise in bulk at special prices from product manufacturers and other suppliers. Reorders of certain merchandise are processed at store level subject to review by the buying office staff. In addition, the Registrant consolidates the shipment of a significant percentage of its merchandise at a cross-docking distribution center operated by the Registrant in a leased facility in Pottstown, Pennsylvania in order to improve the coordination of shipments of merchandise to its stores and to improve gross profit margins.

SUPPLIERS

The Registrant purchases merchandise from a large number of unaffiliated suppliers and, except as described below, has no long-term contracts or commitments with any of these suppliers. During fiscal 1996, the Registrant purchased approximately 28% of its total merchandise from McKesson Drug Company ("McKesson"), the nation's largest wholesale distributor of pharmaceutical and health and beauty care products. No other supplier accounted for more than ten percent of the Registrant's total merchandise purchases during fiscal 1996.

At the closing of the Acquisition, the Registrant and McKesson entered into a three-year merchandise supply agreement (the "Supply Agreement") governing future purchases of merchandise by the Registrant and providing for deferred payment by the Registrant of $1 million of existing trade payables during a period of 12 to 18 months following the closing date of the Acquisition. The Supply Agreement provides that the Registrant will purchase a minimum of 90% of its pharmaceutical and certain other merchandise from McKesson.

COMPETITION

The Registrant's deep discount drug stores currently compete with local and discount drug chains, discount department stores, local pharmacies, other deep discount drug stores, supermarkets and other food stores, wholesale clubs and other retail outlets which offer similar merchandise in those locations. While there are several nationally-recognized deep discount drug store chains which are potential competitors to the Registrant's retail operations, the most significant existing competitor of the Registrant's stores is Wal-Mart Stores, Inc. ("Wal-Mart"). Wal-Mart, as well as certain of the Registrant's other competitors, have far greater financial resources and a far greater number of retail outlets than the Registrant currently has or expects to have in the foreseeable future.

Management believes that the competitive factors which affect the business of the Registrant's stores primarily consist of price, depth of merchandise in certain categories, store location and store environment.

ADVERTISING

Advertising for the Registrant's stores consists primarily of monthly direct-mail circulars or newspaper inserts. The Registrant stresses the everyday nature of its deep discount prices in its advertising to attract customers and does not generally rely on periodic sales or promotional pricing in its circulars. The Registrant maintains its own advertising department which designs multi-colored monthly circulars. Printing and distribution of such materials is performed by unaffiliated contractors.

The Registrant anticipates that a portion of its advertising costs will continue to be offset by advertising allowances from unaffiliated suppliers in amounts which cannot be determined at this time.

During fiscal 1996, the Registrant spent approximately $3,342,000 for advertising and promotion, net of amounts contributed by suppliers through advertising allowances.

EMPLOYEES

As of April 19, 1996, the Registrant employed approximately 2,200 persons in its operations, including a substantial number of part-time employees. The Registrant is not a party to any collective bargaining agreements.

For further information with respect to the Registrant's retail operations, reference is made to MD&A, in Item 7 of this Report.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.

Item 2.   Properties

(a) Stores

Of the Registrant's 38 stores in operation as of April 19, 1996, 37 are located in leased premises (two of which are leased on a month-to-month basis) and one is operated in premises owned by the Registrant in Winchester, Virginia. The Registrant also operates a new distribution center in Pottstown, Pennsylvania in leased premises occupying approximately 100,000 square feet. This facility became operational on February 12, 1996. Prior to this date, the Registrant operated a distribution facility in Anneville, Pennsylvania in leased premises occupying approximately 80,000 square feet. The lease for the prior distribution facility expired in fiscal 1996 and the Registrant has no remaining lease obligation for this facility. Twenty-four of the Registrant's stores are Rx Place Stores which it acquired from Woolworth in the Acquisition. All of the Rx Place Stores are located in leased premises.

The following table sets forth the number of Pharmhouse stores and Rx Place stores in operation in each of the following states at April 19, 1996:

                                         Number of               Number of
                                    Pharmhouse Stores         Rx Place Stores                Total stores
         Maryland                           1                            -                        1

         New Jersey                         2                           10                       12

         New York                           6                            6                       12

         Pennsylvania                       2                            3                        5

         Virginia                           3                            -                        3

         Connecticut                        -                            1                        1

         Massachusetts                      -                            2                        2

         Rhode Island                                                    2                        2
                                           --                           --                       --

             TOTAL                         14                           24                       38
                                           ==                           ==                       ==

Twenty-three (23) leases governing the Registrant's store properties expire during the period from 1996 through 2000 and twelve (12) such leases expire during the period from 2001 through 2005. In addition, thirty-one (31) of such leases have one or more renewal options for periods totaling from five to twenty years.

Existing store leases provide for contingent rental payments based on a percentage of revenues at varying rates of up to a maximum of two percent, subject to minimum revenue levels and other conditions. During fiscal 1996, contingent rentals based on revenues aggregated $117,000. During fiscal 1996, rentals (including contingent rentals based on revenues) paid by the Registrant for all of its leased store locations aggregated approximately $5,971,000, net of sublease revenue of $927,000.

(b) Unoccupied Space in Pharmhouse Stores

Eleven Pharmhouse stores occupy only a portion of the space previously occupied by the Registrant's discount department stores which operated under the "Nichols" name in various states in 1990. Approximately 66.0% of the unoccupied space not being used in the operation of the Pharmhouse Stores is sublet or licensed to an aggregate of 30 tenants for an annual rent revenue of approximately $927,000, which produced rental income, net of expenses, of $310,000 in fiscal 1996.

Masters, which formerly sublet a substantial portion of such unused space, and which currently licenses space in two Pharmhouse stores for the sale of popular-priced clothing, paid the Registrant $200,000 in fiscal 1995 in full settlement of its obligations to the Registrant with respect to all space previously sublet by Masters from the Registrant.

For further information concerning the terms of the Registrant's previous sublease arrangements with Masters and the amendment thereto, reference is made to the Registrant's Annual Report on Form 10-K for its fiscal year ended January 29, 1994.

(c)  Executive Offices

The Registrant's principal executive offices are located in leased premises at 860 Broadway, New York, New York and occupy approximately 12,000 square feet. The lease for the premises expires on June 30, 1998. The base annual rental under the lease is $125,000 through June 30, 1996 and $150,000 thereafter.

Item 3.  Legal Proceedings

In January 1996, the Registrant instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties in connection with the Acquisition. The Registrant's claims in such action are based upon its belief that material misrepresentations were made by Woolworth regarding the inventory and gross profit margins of the acquired stores and that the Registrant has been damaged as a result thereof.

Pending resolution of the Registrant's claims in the above-described action, the Registrant is withholding payment of all further installments of principal and interest arising under the Purchase Money Notes. The Registrant's senior secured and subordinated secured lenders have consented to the withholding by the Registrant of payment of the January 1996 installments of principal and interest under the Purchase Money Notes and have granted currently effective waivers of the relevant cross-default provisions of the agreements evidencing the Senior Credit Facility and the Subordinated Loan. For further information, reference is made to Item 1(a), MD&A, Item 7 and Notes to the Consolidated Financial Statements contained in Part IV of this Report.

The Registrant is also subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the Registrant's ultimate liability, if any, arising out of such actions will not materially affect the financial condition or operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended February 3, 1996 to a vote of the Registrant's security holders.

                                    PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

(a)   Identification of Principal Market

The Registrant's Common Shares, $.01 par value, are currently traded in The Nasdaq SmallCap Market, a segment of The Nasdaq Stock Market, under the symbol "PHSE".

The range of high and low bid and asked quotations of the Registrant's Common Shares for each quarterly period during the last two fiscal years were as follows:

                            Bid and Asked Quotations
                            ------------------------

                Fiscal
               Quarter                      Bid                                         Ask
                                            ---                                         ---
               Ending               High             Low                        High             Low
               ------               ----             ---                        ----             ---
               4/30/94              4  3/16          3  1/4                     4  3/8           3  3/8

               7/30/94              3  3/8           2  1/4                     3  3/4           2  3/4

              10/29/94              2  1/4           1  1/4                     3                1  3/4

               1/28/95              1  1/4              3/8                     1  3/4              5/8

               4/29/95              3  1/4              3/8                     3  5/8              5/8

               7/29/95              6  1/4           2                          6  7/8           2  11/16

              10/28/95              8  1/4           5  3/4                     9                6  1/8

               2/03/96              6  1/4           1  3/8                     7                2


(b)  Holders of Common Shares

The approximate number of holders of record of Common Shares of the Registrant, $.01 par value, as of April 19, 1996, was 950.

(c)  Dividend History

During the past three fiscal years and through the date of this Report, the Registrant has not declared any cash or stock dividends and was, and continues to be, subject to a prohibition against the payment thereof under its agreements with its senior and subordinated lenders.

Item 6. Selected Financial Data

A consolidated summary of selected financial data follows

                (all amounts in thousands except per share data)

                                                    FISCAL YEAR ENDED

                           Feb 3, 1996(3)(4) Jan 28, 1995      Jan 29, 1994         Jan 30, 1993         Feb 1, 1992
                           ----------------- ------------      ------------         ------------         -----------
Revenues                    $ 209,529         $  89,602         $  98,241            $  97,301            $  90,627

Loss from continuing
   operations               $  (3,125)        $  (1,997)        $  (3,386)(1)        $    (757)(1)        $  (2,840)(1)

Loss from continuing
   operations
   per common share         $   (1.41)        $    (.90)        $   (1.60)(2)        $    (.37)(2)        $   (1.31)(2)

Extraordinary gain          $     618         $    --           $    --              $    --              $  54,147

Net income (loss)           $  (2,507)        $  (1,997)        $  (3,386)           $    (757)           $  51,307

Net income (loss)
    per common share        $   (1.13)        $    (.90)        $   (1.60)(2)        $    (.37)(2)        $   23.61(2)

Total assets                $  73,210         $  26,677         $  30,465            $  33,903            $  31,363

Long-term borrowings        $  25,950         $   1,103         $   2,053            $   2,277            $   2,915

Cash dividends declared          None              Nonpe              None                 None                 None

                  (1) Includes provisions of ($244,000), ($1,010,000) and
                  $1,440,000 in fiscal 1994, 1993 and 1992, respectively,
                  associated with the restructuring of the Registrant's retail operations and store closures.

                  (2) All per share amounts have been restated to reflect the one for 4.35 reverse stock split effected April 1, 1993.

                  (3) Includes operations for 38 stores effective on April 28, 1995.

                  (4) Fifty-three weeks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)  Background

The most significant event affecting the Company in fiscal 1996 was its acquisition of the Rx Place Stores from Woolworth in April 1995.

Since the date of the Acquisition, management's initial focus has been on the task of integrating the accounting, management information, merchandising and operational systems and personnel of the Rx Place Stores into the Company. By the end of the first quarter of fiscal 1997, management has substantially completed the integration of all systems, procedures and personnel.

The Company reported a fiscal 1996 net loss of $2.5 million compared with a net loss of $2.0 million in fiscal 1995. Although operating income in fiscal 1996 improved over the prior year by approximately $1.5 million, higher interest expense in fiscal 1996 which was directly related to the Acquisition and increased working capital requirements to operate the Rx Place Stores more than offset the added operating income generated by these stores.

Management believes that the depressed revenue levels generated by the Rx Place Stores were the result of inventory imbalances "inherited" by the Company from Woolworth at the date of Acquisition. Fiscal 1996 revenue levels in these stores were also negatively impacted by the systems and merchandising integration issues inherent in integrating the large number of Rx Place Stores into the Company's operations.

For further information with respect to the operations of and other developments affecting the Registrant during fiscal 1996 and the disputes arising out of the Acquisition, reference is hereby made to Item 1 and Item 3, and to the Notes to the Consolidated Financial Statements included in Part IV, of this Report.

(ii)  Results of Operations

The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations:

                                      Fiscal         Fiscal         Fiscal
                                       1996           1995           1994
                                      ------         ------         ------
Revenues                              100.0%         100.0%         100.0%

Cost of merchandise sold               76.1           76.4           77.8
                                      -----          -----          -----

Gross profit                           23.9           23.6           22.2

Selling, general
  and administrative                  (23.7)         (24.8)         (24.7)
                                      -----          -----          -----

Income (Loss) from operations           0.2           (1.2)          (2.5)

Interest expense                       (1.7)          (1.0)           (.9)
                                      -----          -----          -----

Loss before extraordinary item         (1.5)          (2.2)          (3.4)

Extraordinary item                       .3           --             --
                                      -----          -----          -----

Net loss                               (1.2)%         (2.2)%         (3.4)%
                                      =====          =====          =====

(iii) Fiscal Year 1996 vs. Fiscal Year 1995 and Fiscal Year 1995 vs. Fiscal Year 1994

FISCAL YEAR ENDED FEBRUARY 3, 1996 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995")

RESULTS OF OPERATIONS

Revenues

In fiscal 1996, revenues (including video rental, service and other income) were $209.5 million, a 133.8% increase over revenues of $89.6 million in fiscal 1995. The revenue growth is primarily attributable to the Company's operation of the Rx Place Stores for approximately 9 months during fiscal 1996 (the Rx Place Stores were acquired on April 28, 1995, one day prior to the end of the Company's fiscal 1996 1st quarter). Subsequently, the Company has been operating a significantly larger store base (38 stores compared to 14 stores.)

Same-store revenues (stores open for a full year in both fiscal years - consisting of 14 Pharmhouse stores) decreased $4.1 million in fiscal 1996, or 4.6%, compared to 1995. Approximately 60% of the same-store store revenue decline resulted from increased competition in markets served by two Pharmhouse stores; decline in same-store revenues also resulted from management's focus on the integration of the Rx Place Stores as well as increased competition in other markets to a lesser extent than the two markets described above. (Despite the decline in same-store store revenues, the gross profit for the Pharmhouse Stores in fiscal 1996 increased approximately $326,000, or 1.5 percentage points compared with the prior year).

Gross Profit

The fiscal 1996 gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $50.0 million compared to $21.2 million in the prior year, an increase of $28.8 million, or 135.8%. The increase in gross profit dollars is primarily attributable to the contribution made by the Rx Place Stores which the Company operated for approximately 9 months during fiscal 1996. As a percentage of revenues, gross profit in fiscal 1996 increased to 23.9% from 23.6% in the prior year, primarily the result of an improvement in the gross profit percentage of the Pharmhouse Stores offset by lower gross profit percentages generated by the Rx Place Stores. On a same-store basis (consisting of 14 Pharmhouse stores), the gross profit percentage was 24.5% of revenues in fiscal 1996 compared to 23.0% of revenues in 1995. The improvement in the gross profit percentage resulted from several factors: a change in the merchandise mix to higher margin inventory; efforts to increase initial markup on merchandise purchases through better buying opportunities which include direct imports; the selective increase of prices within certain merchandise categories; and bulk rate purchase discounts negotiated as a result of increased buying capability.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expense was $49.6 million in fiscal 1996 compared to $22.3 million in the prior year, an increase of approximately $27.3 million, or 122.4%. The increase in SG&A is primarily attributable to store expenses incurred in connection with operating 24 additional stores beginning in late April 1995. Further, as a result of operating a considerably larger Company, management added key personnel in general and administrative positions which had previously been attended to by executives performing several functions at once. These positions include a General Merchandise Manager and a Vice President of Store Operations. Positions were also added for field supervision of stores, for clerical positions at the corporate office and for personnel at the Company's distribution facility. As a percentage of revenues, SG&A expense was 23.7% in fiscal 1996 compared to 24.8% in the prior year. The percentage decrease is primarily attributable to increased revenues generated by a larger store base from which to absorb SG&A expense.

Operating Income

Operating income generated by the Company in fiscal 1996 was $419,000, an improvement of approximately $1.5 million over fiscal 1995. The increase is primarily attributable to a larger revenue base generated by the Rx Place Stores from which to absorb total SG&A expense.

Interest Expense

Interest expense in fiscal 1996 was $3.5 million compared with $1.0 million in fiscal 1995, an increase of $2.5 million. The increased interest expense in fiscal 1996 compared with 1995 resulted from higher levels of borrowing which were required to finance the Acquisition and to fund the increased working capital requirements for the operation of 24 additional stores since April 1995.

Extraordinary Gain

In June 1995, the Company prepaid $4.1 million of the Woolworth Purchase Money Note due in January 1996 at a discount and realized an extraordinary gain of $0.6 million.

Provision for Income Taxes

Although the Company is not subject to federal income taxes due to its fiscal 1996 net loss (the Company also has significant net operating loss carryforwards (See Note 5 in the "Notes to the Consolidated Financial Statements")), in certain states, the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock, etc.). Such computed amounts are not material and are included in SG&A expense.

Net Loss

The Company reported a fiscal 1996 net loss of $2.5 million compared with a net loss of $2.0 million in fiscal 1995. As previously indicated, although fiscal 1996 operating income improved by $1.5 million over fiscal 1995, higher interest expense related to the Acquisition and increased working capital requirements to operate the Rx Place Stores more than offset the added operating income generated by these stores.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The Company generated cash flows from operating activities of $12.7 million in fiscal 1996, primarily from a $14.5 million increase in accounts payable (vendor trade credit), a $3.3 million increase in accrued expenses and $2.0 million in depreciation and amortization expenses. These items were partially offset by increased investment in accounts receivable of $3.4 million and the funding of the net loss of $2.5 million.

Investing Activities

During fiscal 1996, cash and notes of approximately $39.5 million were used to purchase the assets of the Rx Place Stores from Woolworth, including related costs of acquisition. Cash was also used for capital expenditures totaling $3.4 million, primarily for systems and store fixtures for the Rx Place Stores, upgrades to existing receiving and management information systems, leasehold improvements and major store repairs such as HVAC, roofs and parking lots.

Financing Activities

The Company's purchase of the assets of the Rx Place Stores was primarily funded through borrowings of $34.5 million consisting of the following items:
$17.9 million from the Senior Credit Facility; $12.6 million in seller financed Purchase Money Notes; $3.0 million from the Subordinated Loan and $1.0 million in extended dating of certain accounts payable. Borrowing reductions in fiscal 1996 were $11.6 million and were comprised of a $7.5 million in payment of the Company's pre-Acquisition senior and subordinated secured loans and a $4.1 million prepayment in June 1995 of a portion of one of the Purchase Money Notes issued to Woolworth. Additions to borrowings of $8.6 million primarily relate to additional net borrowing under the Senior Credit Facility which was used to support the operation of the Company's expanded store base.

Summary of Borrowings

In late April 1995, the Company entered into the Senior Credit Facility with Congress which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory at cost or $45 million at a rate of prime plus 1.5% or LIBOR plus 3.5%. The initial borrowings under the Senior Credit Facility were used to finance a portion of the Acquisition, as previously described, to repay in full the indebtedness of the Company under its then existing senior and subordinated secured loans in the amount of approximately $7.5 million and to provide working capital to the Company for the operation of its 38 stores. The Senior Credit Facility prohibits the payment of dividends and requires that the Company maintain minimum net worth levels.

In connection with the Acquisition, the Company received a $3.0 million Subordinated Loan from an unaffiliated supplier and $1.0 million in extended dating of certain accounts payable for 12 to 18 months. Further, the Company issued Purchase Money Notes to Woolworth in an aggregate principal amount of $12.6 million, of which $4.1 million were retired on June 28, 1995 at a discount in the amount of approximately $0.6 million for which the Company recorded an extraordinary gain. In light of its pending legal action against Woolworth, the Company has elected to withhold payment of installments of principal and interest payable under such notes after commencement of such action, pending resolution of the Company's claims therein. For further information concerning disputes arising out of the Acquisition and the waivers under the Company's Senior Credit Facility and Subordinated Loan agreements, reference is hereby made to "Legal Proceedings", in Item 3 of this Report.

Working Capital

Working capital amounted to $24.7 million at February 3, 1996 compared to $4.7 million at January 28, 1995. The increase in working capital relates primarily to the purchase and operation of the Rx Place Stores. Increases in inventory and accounts receivable, net, of $36.9 million and $3.4 million, respectively, were offset by increases in accounts payable and accrued expenses totaling $17.5 million and a $5.3 million increase in the current portion of long-term debt. The ratio of current assets to current liabilities at the end of fiscal 1996 and fiscal 1995 was 1.6 and 1.3, respectively.

The combination of the financing made available through the Senior Credit Facility, assuming the continuing availability of trade credit at the current level and cash generated by the Company's operations will, in the opinion of management, enable the Company to meet its estimated working capital requirements in fiscal 1997.

Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No.121") "Accounting for the Impairment of Long-Lived Assets". This statement, effective for the Company's fiscal year ended February 1, 1997, requires that long-lived assets be reviewed for impairment if events or changes in circumstances indicate that the future undiscounted cash flows of assets are less than the related carrying values. As the Company continually evaluates the realizability of long-lived assets, the adoption of SFAS No.121 is not expected to be material to the Company's financial position or results of operations.

Statement of Financial Accounting Standards No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", issued in October 1995 sets forth standards for accounting for stock-based compensation or allows companies to continue to account for stock-based compensation under the requirements of Accounting Principles Board ("APB") Opinion No. 25 and make additional disclosure in the notes to the financial statements. It is the Company's intention to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional disclosure in the notes to financial statements beginning in fiscal 1997.

FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995") COMPARED TO FISCAL YEAR ENDED JANUARY 29, 1994 ("FISCAL 1994")

Revenue

In fiscal 1995, the Company operated a chain of 14 stores which generated revenue of $89.6 million compared to $98.2 million in the prior year, a decrease of 8.8%. The Company closed one store in fiscal 1995 (1995 revenues do not reflect sales for the closed store), resulting in a decrease in the number of stores in operation at January 28, 1995 to 14 stores as compared with 15 stores in operation at January 29, 1994. Same-store revenues decreased 3.2% in fiscal 1995 compared with the prior year. The lower same-store revenues resulted from new competition in several markets, disrupted merchandise supply from the Company's housewares and hardware distributor, as well as sporadic merchandise shortages due to some tightening of vendor credit.

Gross Profit

As a percentage of revenues, the Company's gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) in fiscal 1995 was 23.6%, an improvement of 1.4 percentage points over fiscal 1994. The higher margin reflected management's efforts to increase initial markup on merchandise purchases through better buying opportunities including, but not limited to, direct imports.

Selling, General and Administrative

SG&A expense decreased $2.3 million in fiscal 1995 compared to the prior year primarily due to a decrease in payroll expense resulting from a downsizing of the corporate workforce, a decrease in advertising expense and higher sublease income which is netted within SG&A expense.

Interest Expense

In fiscal 1995, interest expense increased $.1 million to $1.0 million compared to the prior year as a result of a higher level of indebtedness outstanding during the year as well as a higher prime interest rate. The additional indebtedness resulted from amendments to the credit facility which raised the borrowing availability from $7.0 million to $7.75 million and to $8.25 million in May 1994 and October 1994, respectively. The additional debt was primarily utilized to fund increased inventory levels. Substantially all interest expense was paid under the credit facility with the secured lender.

Capital Expenditures

Capital expenditures in fiscal 1995 included approximately $228,000 to renovate locations in preparation of new subtenants (including $146,000 to the Winchester property to downsize the current store location and add a new subtenant) and $367,000 to purchase new releases for video rental inventory.

Item 8.  Financial Statements and Supplementary Data

The following documents are filed on the pages listed below as a part of this report.

         1.       Consolidated Financial Statements

                  Report of Independent Accountants                    F-1

                  Consolidated Balance Sheets at
                   February 3, 1996 and
                   January 28, 1995                                    F-2

                  Consolidated Statements of Operations
                    for each of the three years in the
                    period ended February 3, 1996                      F-3

                  Consolidated Statements of Shareholders'
                    Equity for each of the three years
                    in the period ended February 3, 1996               F-4

                  Consolidated Statements of Cash Flows
                    for each of the three years in the
                    period ended February 3, 1996                      F-5

                  Notes to Consolidated Financial Statements           F-6

         2.       Financial Statement Schedule

                  Report of independent accountants on consolidated
                  financial statement schedule                         F-18

                  VIII. Valuation and Qualifying Accounts              F-19

All other schedules have been omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Disagreements on Accounting and Financial Disclosure

Within the 24 months prior to the date of the Registrant's most recent financial statements, there were no reports on Form 8-K filed or required to be filed by the Registrant involving a reporting disagreement on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

The following table contains information regarding all current directors of the Registrant.

                                                     Other Positions With the
                                                     Registrant; Principal              Period Served
                                                     occupation(s) or                   as a Director
                                                     Employment During Past             of the
Name                       Age                       Five Years                         Registrant
- ----                       ---                       ------------------------           ----------
Manfred Brecker            69               Chairman of the Board of the Registrant     Since 1968
                                            since 1983;
                                            Chief Executive Officer from 1983 to
                                            1989; President and Chief Operating
                                            Officer of the Registrant from 1971
                                            until 1983.

Kenneth A. Davis           46               President, Chief Executive Officer and      Since 1979
                                            Chief Operating Officer of the Registrant
                                            since January 1990; President and Chief
                                            Operating Officer from 1983 to December
                                            1989; from 1980 to 1983, Vice-President

                                            of the Registrant; an employee of the
                                            Registrant since 1979.

Joseph Keller              50               Senior Vice President-Administration        Since 1991
                                            and Operations since May 1995;
                                            Senior Vice President-Operations
                                            since October 1985; Vice President from
                                            September 1984 to September 1985;
                                            an employee of the Registrant since 1963.

Marcie B. Davis            43               Executive Vice President/Secretary &        Since 1995
                                            Treasurer; Executive Vice President
                                            since November 1995.  Senior Vice
                                            President-Finance from 1991 to October
                                            1995; Chief Financial Officer from January
                                            1995 to October 1995; Secretary of the
                                            Registrant since 1990, Treasurer since
                                            1988 and Vice President since 1984; an
                                            employee of the Registrant since 1971.

Melvin Katz                64               Partner, law firm of Maloney, Gerra,        Since 1972
                                            Mehlman &  Katz  since April 1994; prior
                                            thereto practicing attorney in New York
                                            City for more than 35 years and served
                                            as a partner in various firms.

Raymond L. Steele          61               Retired. From August 1990 until             Since 1991
                                            September 1993, Executive Vice
                                            President of Pacholder Associates, Inc.,
                                            Cincinnati, Ohio; prior thereto Executive
                                            Advisor at The Nickert Group from 1989
                                            through 1990; Vice President, Trust Officer
                                            and Chief Investment Officer of The
                                            Provident Bank, Cincinnati, Ohio from 1984
                                            through 1988.

Peter Gerard               49               Managing Director of Rauscher Pierce        Since 1995
                                            & Clark, Inc., a London based investment
                                            banking firm, resident in Dallas, Texas,
                                            since July 1995; Managing Partner of
                                            Llama Associates, a provider of mezzanine
                                            and bridge financing since 1990; Chairman
                                            and Chief Executive Officer of Spinnaker
                                            Partners, Westbrooke Hospitality
                                            Corporation and affiliates since 1984;
                                            prior to 1984 Senior Vice President-
                                            Corporate Finance of Schneider Bernet
                                            & Hickman, an investment banking and

                                            brokerage organization.

Michael A. Feder           44               Managing Director in the Investment         Since 1995
                                            Banking Department of CS First Boston,
                                            an international investment banking firm
                                            with which Mr. Feder has been
                                            associated in the areas of investment
                                            banking and capital markets since 1980;
                                            prior thereto, a Vice President of the
                                            Chase Manhattan Bank.

David Rubin                47               President of Brookgate Food Centre,         Since 1991
                                            Cleveland, Ohio from 1974 to 1995.

Arrangements or Understandings With Regard to Selection of Directors or Nominees

None.

(b)  Identification of Executive Officers

The executive officers of the Registrant and their ages and offices with the Registrant are as follows:

         Name and Age                                Positions with Registrant
         ------------                                -------------------------
Manfred Brecker (69)                                 Chairman of the Board

Kenneth A. Davis  (46)                               President, Chief Executive Officer,
                                                     Chief Operating Officer and a director

Marcie B. Davis  (43)                                Executive Vice President, Secretary,
                                                     Treasurer and a director

Joseph Keller  (50)                                  Senior Vice President-Administration
                                                     and Operations and a director

Richard A. Davis  (43)                               Senior Vice President-Finance and
                                                     Chief Financial Officer

Gerald Katz  (45)                                    Senior Vice President-Merchandising and
                                                     General Merchandise Manager

Michael Stock  (42)                                  Vice President-Management Information
                                                     Services

Eileen Abbate  (48)                                  Vice President-Advertising

Amparo Castro  (39)                                  Controller and Assistant Treasurer

Mr. Richard Davis has been an employee of the Registrant since November 1995. From February 1990 to October 1995, he was a Senior Associate at BDO Seidman, LLP, an international accounting and consulting firm. From July 1987 to January 1990, Mr. Davis was a supervisor at Laventhol & Horwath, an international accounting and consulting firm. Prior thereto, he was controller of Laurel Printing, Inc., a commercial printer. Mr. Davis is a Certified Public Accountant.

Mr. Katz has been an employee of the Registrant since January 1996. From July 1988 through December 1995, he was Vice President-Merchandise of Fay's Drug Stores. He was previously employed at Peoples Drug Stores as Vice
President-General Merchandise since 1984, having served in various positions at Peoples since 1973.

Mr. Stock has been an employee of the Registrant since July 1987 and was elected a Vice President of the Registrant on February 10, 1988. From 1983 to July 1987 he was Director of Information Services at NYNEX, Inc.

Ms. Abbate has been an employee of the Registrant since April 1990. She was elected Vice President-Advertising in April 1992. Prior to joining the Registrant she was the Advertising Director of Drug Fair/Cost Cutters from 1988 to March 1990. She was previously employed at Rickel Home Centers as Advertising Manager/Media Director from 1977 to 1988.

Ms. Castro has been an employee of the Registrant since June 1989, other than during a brief period while Ms. Castro was employed elsewhere. She was elected Assistant Treasurer of the Registrant in 1996 and Comptroller of the Registrant in August 1991. Prior to joining the Registrant she was manager of financial reporting of Henri Bendel Inc., a division of The Limited Inc., from 1987 to June 1989. Prior to 1987 Ms. Castro was an employee of The Limited Inc.

For information regarding officers of the Registrant who are also directors, reference is hereby made to Item 10(a) of this Report.

(c)      Identification of Certain Significant Employees
None.

(d)      Family Relationships

Mr. Kenneth A. Davis is the son-in-law of Mr. Brecker; Mrs. Davis is the daughter of Mr. Brecker and the wife of Mr. Kenneth A. Davis; Mr. Richard A. Davis is the brother of Mr. Kenneth A. Davis.

(e)      Business Experience

See Items 10(a) and 10(b) above.

(f)   Involvement in Certain Legal Proceedings

David Rubin, a director of the Registrant, filed for protection under Chapter 13 of the Federal Bankruptcy Code in December 1995.

Item 11.  Executive Compensation

(a)      General

The following sets forth certain information with respect to executive compensation.

(b) Summary Compensation Table

The following table sets forth certain information concerning the compensation of the named executive officers for each of the Registrant's last three completed fiscal years:

                                            LONG TERM COMPENSATION
                                            ----------------------
                    ANNUAL COMPENSATION                      AWARDS                     PAYOUTS
                    -------------------                      ------                     -------
NAME AND                                         OTHER      RESTRICTED   OPTIONS                   ALL
PRINCIPAL                                        ANNUAL       STOCK       (#OF       LTIP         OTHER
POSITION        YEAR     SALARY       BONUS       COMP       AWARDS      SHARES)    PAYOUTS        COMP
- --------        ----     ------       -----       ----       ------      -------    -------        ----
Kenneth         1996    $225,000    $      0    $      0    $ 48,772    $      0    $      0    $  1,171
A. Davis        1995     135,000           0           0       5,468           0           0       1,115
President       1994     175,000           0           0      63,206           0           0       1,731
CEO, COO

Manfred         1996     153,845      25,000           0           0           0           0       1,254
Brecker         1995     125,000           0           0           0           0           0         985
Chairman        1994     175,000           0           0           0           0           0       1,344
of the Board

Marcie          1996      92,500      15,000           0      19,791           0           0         743
B. Davis        1995      59,200           0           0       2,219           0           0         656
Executive VP    1994      59,200           0           0      25,649           0           0       1,344
Sec, Treas

Joseph          1996     108,270       7,500           0      24,739           0           0         875
Keller          1995     100,000           0           0       2,774           0           0         842
S VP-           1994      97,939           0           0      32,061           0           0       1,067
Admin &
Operations

Gerald*         1996      12,500           0           0           0           0           0           0
Katz            1995           0           0           0           0           0           0           0
S VP-           1994           0           0           0           0           0           0           0
Merch &
GMM

Certain fiscal 1995 and fiscal 1994 amounts have been reclassified to be consistent with the presentation used in fiscal 1996.

(*) Gerald Katz began employment with the Registrant in January 1996. His current annual salary is $130,000. In addition, in connection with his employment by the Registrant in March 1996, Mr.

Katz acquired restricted common shares at a de minimis purchase price and was granted incentive stock options to purchase additional common shares of the Registrant. See "Employment contracts and termination of employment and change in control arrangements" under paragraph (h) of this Item 11.

YEAR - Refers to fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

SALARY - The Registrant leases a number of automobiles that are made available to certain of its executive officers as well as to other members of management and supervisory employees for use in the performance of their duties. The Summary Compensation Table does not include the value the executive officers derived from their personal use of these automobiles, which in any event would not exceed the lesser of $25,000 per year or 10% of the salary reported in the Summary Compensation Table as to any executive officer.

OTHER ANNUAL COMPENSATION - None.

RESTRICTED STOCK AWARDS - The amounts set forth under this column represent the excess of the fair market value of the restricted shares vested during the fiscal year over the purchase price of such restricted shares. The restricted shares were sold to the named executive officers in December 1991 in connection with the Registrant's emergence from its Chapter 11 proceeding. A portion of the shares purchased by each such officer vested over the subsequent four year period.

OPTIONS - None.

LTIP PAYOUTS - None paid. No plan in place.

ALL OTHER COMPENSATION - Includes contributions made by the Registrant to its 401(k) plan on behalf of the named executive officers.

(c)      Fiscal 1996 Option/SAR Grants

None. On March 6, 1996, Gerald Katz was granted options pursuant to the Registrant's 1991 Incentive Stock Option Plan, to purchase 30,000 common shares at an exercise price of $3.125 per share, the fair market value of the common shares on the date of grant. See "Employment contracts and termination of employment and changes in control arrangements" under paragraph (h) of this Item 11.

(d)      Options Exercised and Fiscal Year-End Option Values

The following table sets forth certain information concerning options exercised and the options outstanding at February 3, 1996 held by certain named executive officers.

                                                                                                   VALUE OF
                                 SHARES                               NUMBER OF                   UNEXERCISED
                                ACQUIRED                             UNEXERCISED                  IN-THE-MONEY
                                   ON              VALUE               OPTIONS                      OPTIONS
                 NAME           EXERCISE          REALIZED $         # OF SHARES(1)                    $
                 ----           --------          ----------         --------------                    -
  Kenneth A. Davis                  -                -             208,077   Exercisable            $514,519

  Manfred Brecker                   -                -                   -                                 -

  Marcie B. Davis                   -                -              59,678   Exercisable             145,139

  Joseph Keller                     -                -              38,874   Exercisable              74,432

  Gerald Katz (2)                   -                -                   -                                 -

(1) The exercisable options were granted pursuant to the 1991 Incentive Stock Option Plan and the 1991 Non-Qualified Stock Option Plan at exercise prices of $1.914 and $.544, respectively. The options have been valued at the average of the high and low bid price on February 3, 1996 (i.e., $3.375 per share).

(2) On March 6, 1996, Gerald Katz was granted options pursuant to the Registrant's 1992 Incentive Stock Option Plan, to purchase 30,000 common shares at an exercise price of $3.125 per share, the fair market value of the common shares on the date of grant. See "Employment contracts and termination of employment and changes in control arrangements" under paragraph (h) of this Item 11.

(e)      Long-term incentive plan

None.

(f)      Defined benefit or actuarial plan

None.

(g)      Compensation of directors

Each member of the Board who is not an officer or employee of the Registrant or any of its subsidiaries (an "Independent Director"), is entitled to receive a fee of $500 for each Board meeting attended and $250 for each Committee meeting attended, in addition to each such Director's annual grant of common shares pursuant to the Independent Directors Plan described below.

Pursuant to the Independent Directors Plan, as amended, a total of 75,000 common shares were reserved for issuance to Independent Directors. The Independent Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board, through the 1998 Annual Meeting of Shareholders, is entitled to an award of 2,500 common shares upon his election or re-election. Each annual award of common stock under the Independent Directors Plan is effected automatically on the business day next succeeding each of the annual meetings of shareholders (or special meeting in lieu thereof) at which an Independent Director is elected.

(h) Employment contracts and termination of employment and change in control arrangements

In July 1995, the Registrant entered into Executive Employment Agreements with each of Manfred Brecker, Chairman of the Board, and Kenneth A. Davis, President and Chief Executive Officer of the Company. Each such agreement provides for an employment term continuing through the end of the Registrant's 1999 fiscal year (i.e., January 30, 1999). Under his employment agreement, Mr. Brecker will be paid an annual base salary of $175,000, subject to annual cost of living increases, and a special bonus, in consideration of services rendered and to be rendered, in the amount of $100,000, payable in four equal annual installments commencing in 1995. Pursuant to his employment agreement, Mr. Davis will be paid an annual base salary of $225,000 (increased to $250,000 effective January 31, 1996), subject to annual cost of living increases, and an annual bonus equal to $10,000 for every $.05 per share of pre-tax income for the appropriate fiscal year. Mr. Davis' base salary will further increase to $300,000 retroactively to the first day of the fiscal year in which the Company achieves profitability. The employment agreements with Messrs. Brecker and Davis also provide that, if such executive's employment with the Company is terminated (i) by the Registrant in breach of the agreement or (ii) by the executive for "Good Reason", as defined in the agreement to include, among other events, the occurrence of a change in control of the Registrant, then such executive shall be entitled to continue to be paid his base salary then in effect for a period of three years from the date of termination of employment or, in lieu thereof, a lump sum amount equal to the discounted present value of such three years of base salary.

In December, 1995, the Registrant entered into an Executive Employment Agreement with Gerald Katz, Senior Vice President - Merchandising and General Merchandise Manager of the Registrant. Such agreement provides for an employment term continuing through the end of the Registrant's 1999 fiscal year (i.e., January 30, 1999). Mr. Katz will be paid an annual base salary of $130,000 subject to annual cost of living increases, and a special bonus of up to $10,000 during the first six months of the current fiscal year provided he remains employed by the Registrant through such period. Pursuant to the agreement and a Restricted Stock Purchase Agreement between the Registrant and Mr. Katz on March 6, 1996, Mr. Katz was sold 45,000 Common Shares of the Registrant at a de minimis purchase price, subject to vesting and forfeiture provisions contained in such agreement pursuant to which such shares will vest over a three year period. The Registrant also agreed to grant Mr. Katz incentive stock options to purchase up to 30,000 Common Shares at an exercise price equal to the market price of such Common Shares on the date of grant. Such options were granted on March 6, 1996, at which time the market price for a Common Share on the Nasdaq SmallCap
Market was $3.125. Such options also vest over a 3 year period commencing on the first anniversary of the date of his employment. The Employment Agreement further provides that, if Mr. Katz' employment with the Registrant is terminated
(i) by the Registrant without cause or (ii) by the executive for "Good Reason", as defined in the agreement to include, among other events, the occurrence of a change in control of the Registrant, then he shall be entitled to continue to be paid his base salary then in effect for a period of twelve months from the date of termination of employment or through the remaining employment term, if shorter.

(i)      Re-pricing of options

None.

(j) Additional information with respect to compensation committee interlocks and insider participation in compensation decisions

The Registrant has a Compensation Committee none of whose members is an officer or employee of the Registrant. The members of the Compensation Committee are Melvin Katz, Michael Feder and Raymond Steele. The Compensation Committee is involved in the development of criteria to determine future compensation of the Chief Executive Officer and other executive officers of the Registrant. During the last fiscal year, deliberations concerning compensation for executive officers of the Registrant were undertaken which resulted in changes in the amount and form of such compensation for the Chairman of the Board, President, Executive Vice President and Senior Vice President-Administration & Operations. Additionally, the Committee determined the compensation to be paid to the Senior Vice President-Finance and Chief Financial Officer as well as the compensation to be paid to the Senior Vice President-Merchandising and General Merchandise Manager, both of whom were new employees of the Registrant and both of whom received employment contracts based upon the recommendation of the President and voted on by the Committee. In addition, the Committee recommended and approved employment contracts with the Chairman of the Board and the President/CEO of the Registrant.

(k)      Board compensation report on executive compensation

Pursuant to the instructions for this Item, no response is required.

(l)      Performance graph

Pursuant to the instructions for this Item, no response is required.

Item 12.  Security Ownership of Certain

         Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of April 19, 1996, with respect to holdings of the Registrant's Common Shares by all persons known by the Registrant to be the beneficial owners of more than 5% of the total number of Common Shares outstanding as of that date. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name in the following table, except as otherwise disclosed in the footnotes to the table:

Name and Address                            Amount and Nature                   Percentage
of Beneficial Owner                         of Beneficial Ownership             of Class *
- -------------------                         -----------------------             ----------
Anne Brecker                                562,139    (1)                           18.8%
860 Broadway
New York, New York 10003

Rosenthal & Rosenthal                       209,195    (2)                            7.0%
1370 Broadway
New York, New York 10018

Kenneth A. Davis                            387,381    (3)                           13.0%
860 Broadway
New York, New York 10003

         *Calculation based upon 2,985,813 Common Shares outstanding as of April 19, 1996 (including total incentive options of 198,190, total non-qualified options of 218,583, total warrants of 295,062 and restricted shares of 45,000).

(1) Includes 556,343 shares owned by Mrs. Brecker and 5,796 shares held by trusts, of which she is the trustee, for the benefit of her children. Mrs. Brecker disclaims beneficial ownership of the shares held by such trusts. Does not include 11,281 shares beneficially owned by Mrs. Brecker's husband, Manfred Brecker, the Chairman of the Board of the Registrant, with respect to which Mrs. Brecker disclaims beneficial ownership.

(2) Includes 209,195 shares beneficially owned by Rosenthal & Rosenthal, Inc. ("Rosenthal") which Rosenthal has the right to acquire pursuant to warrants currently exercisable.

(3) Includes 54,414 shares subject to options granted to Mr. Davis pursuant to the Registrant's 1991 Incentive Stock Option Plan (the "Incentive Option Plan") and 153,663 shares subject to options granted pursuant to Registrant's 1991 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") all of which are exercisable within 60 days. Does not include 132,472 shares beneficially owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the shares held by his wife.

 (b)  Security Ownership of Management

The following table sets forth certain information as of April 19, 1996 with respect to holdings of the Registrant's Common Shares beneficially owned by each of the Registrant's directors and named executive officers and by all officers and directors of the Registrant as a group.

Name                                Amount and Nature                   Percentage
of Beneficial Owner                 of Beneficial Ownership             of Class *
- -------------------                 -----------------------             ----------
Manfred Brecker                               11,281   (1)                    *

Kenneth A. Davis                             387,381   (2)                13.0%

Joseph Keller                                116,153   (3)                 3.9%

Marcie B. Davis                              132,472   (4)                 4.4%

Gerry Katz                                    45,000   (5)                 1.5%

David Rubin                                    2,960                          *

Melvin Katz                                    2,960                          *

Michael A. Feder                               2,500                          *

Peter Gerard                                   2,500                          *

Raymond L. Steele                              3,880                          *

Officers and directors
   as a group (consisting of
   16 persons)                               798,520 (6)                  26.7%

         *Less than 1%

(1) Does not include 556,343 shares owned by Mr. Brecker's wife, Anne Brecker, or 5,796 shares held by trusts for the benefit of Mr. Brecker's adult children, of which his wife is the trustee, as to which Mr. Brecker disclaims beneficial ownership.

(2) Includes 54,414 shares subject to options granted pursuant to the Registrant's Incentive Option Plan and 153,663 granted pursuant to the Registrant's Non-Qualified Plan all of which are exercisable within 60 days. Does not include 132,472 shares beneficially owned by Mr. Davis' wife.

(3) Includes 26,000 shares subject to options granted to Mr. Keller under the Incentive Option Plan and 12,874 granted under the Non-Qualified Plan all of which are exercisable within 60 days.

(4) Includes 17,379 shares subject to options granted to Ms. Davis pursuant to the Incentive Plan and 42,299 shares subject to options granted to Ms. Davis pursuant to the Non-Qualified Plan, all of which are exercisable within 60 days. Does not include 387,381 shares beneficially owned by Ms. Davis' husband. Ms. Davis disclaims beneficial ownership of the shares held by her husband.

(5) Such shares were purchased by Mr. Katz in March 1996 for a de minimis purchase price in connection with his employment by the Registrant. Such shares are subject to vesting and forfeiture by Mr. Katz in the event his employment is terminated prior to the vesting thereof. See, "Employment contracts and termination of employment and change in control arrangements" under Item 11(h) of this Report.

(6) Includes an aggregate of 121,242 shares subject to options granted under the Incentive Option Plan and 218,583 granted under the Non-Qualified Plan, all of which are exercisable within 60 days.

(c)  Changes in Control

     None

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         None.

(b)      Certain Business Relationships

Maloney, Gerra, Mehlman & Katz, a law firm of which Melvin Katz, a director of the Registrant, is currently a member, currently provides legal services to the Registrant, and received fees for services rendered to the Registrant during fiscal 1996. In addition, such firm also represented the Registrant in connection with the acquisition of the Rx Place Stores and rendered services in connection with the financing thereof. For services rendered to the Registrant during fiscal 1996, the firm and its partners received fees aggregating approximately $328,000.

(c)      Indebtedness of Management

None.

(d)      Transactions with Promoters

Pursuant to the instructions for this Item, no response is required.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.       Consolidated Financial Statements

         Report of Independent Accountants                           F-1

         Consolidated Balance Sheets at
         February 3, 1996 and January 28, 1995                       F-2

         Consolidated Statements of Operations
         for each of the three years in the
         period ended February 3, 1996                               F-3

         Consolidated Statements of Shareholders'
         Equity for each of the three years
         in the period ended February 3, 1996                        F-4

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended February 3, 1996                               F-5

         Notes to Consolidated Financial Statements                  F-6

2.       Financial Statement Schedule

         Report of independent accountants on consolidated
         financial statement schedule                                F-18

         VIII. Valuation and Qualifying Accounts                     F-19

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       Exhibits

3.1 Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File No. 1-7090).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated April 1, 1993

         (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated April 9, 1993, Commission File No. 1090).

3.3 By-Laws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1990, Commission File No. 1-7090).

Exhibits 10.1 through 10.5 were filed as Exhibits 10.4 and 10.9 through 10.12, respectively, to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File Number 1-7090, and are incorporated herein by reference thereto:

10.1 Warrant Agreement dated as of December 24, 1991 by and between the Registrant and Rosenthal & Rosenthal, Inc.

10.2     S.E. Nichols Inc. 1991 Incentive Stock Option Plan.

10.3     S.E. Nichols 1991 Non-Qualified Stock Option Plan.

10.4 Form of Agreement under S.E. Nichols Inc. 1991 Non-Qualified Stock Option Plan.

10.5     Form of Restricted Stock Purchase Agreement and Memorandum.

10.6 Pharmhouse Corp. 1995 Stock Option Plan previously filed with the Registrant's Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.7 Amendment to 1992 Equity Compensation Plan for Non-Employee Directors previously filed with the Registrant's Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.8 Warrant Agreement dated January 23, 1996 between the Registrant and Brenner Securities Corporation.

10.9 Employment Agreement dated July 14, 1995 between the Registrant and Kenneth A. Davis.

10.10 Employment Agreement dated July 14, 1995 between the Registrant and Manfred Brecker.

10.11 Employment Agreement dated December 15, 1995 between the Registrant and Gerald Katz.

10.12 Employment Agreement dated November 6, 1995 between the Registrant and Richard A. Davis.

10.13 Restricted Stock Purchase Agreement dated March 6, 1996 between the Registrant and Gerald Katz.

Unless otherwise noted, all references to the "Commission" in this index shall mean the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Pharmhouse Corp.
                                            (Registrant)

                                            By:/s/ Kenneth A. Davis
                                               ----------------------------
                                                     Kenneth A. Davis
                                                President, Chief Executive
                                                Officer and Chief Operating
                                                Officer

                                            By:/s/ Richard A. Davis
                                               ----------------------------
                                                     Richard A. Davis
                                                Senior Vice President-Finance
                                                and Chief Financial Officer

                                            Dated:  May 3, 1996

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                       Date
- ---------                                            -----                                       ----
/s/ Manfred Brecker                                  Chairman of the Board of Directors     May  3, 1996
- ----------------------------
Manfred Brecker

/s/ Kenneth A. Davis                                 President, Chief Executive             May 3, 1996
- ----------------------------
Kenneth A. Davis                                     Officer, Chief Operating
                                                     Officer and a Director

/s/ Marcie B. Davis                                  Executive Vice President,              May 3, 1996
- ----------------------------
Marcie B. Davis                                      Secretary, Treasurer and
                                                     a Director

/s/ Joseph Keller                                    Senior Vice President-                 May 3, 1996
- ----------------------------
Joseph Keller                                        Administration & Operations
                                                     and a Director

/s/ Melvin Katz                                      Director                               May 3, 1996
- ----------------------------
Melvin Katz

                                                     Director                               May 3, 1996
- ----------------------------
David Rubin

/s/Michael A. Feder                                  Director                           May 3, 1996
- ----------------------------
Michael A. Feder

/s/Peter Gerard                                      Director                           May 3, 1996
- ----------------------------
Peter Gerard

/s/ Raymond L. Steele                                Director                           May 3, 1996
- ----------------------------
Raymond L. Steele

         EXHIBIT 22.1

Subsidiaries of the Registrant

Name                                              State of Incorporation
- ----                                              ----------------------

Nichols Realty, Inc.                              Pennsylvania

Rx Realty Corp.                                   Delaware

                        REPORT OF INDEPENDENT ACCOUNTANTS



April 26, 1996

To the Board of Directors and
Shareholders of Pharmhouse Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmhouse Corp. and its subsidiaries at February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

New York, New York
April 26, 1996

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  February 3,      January 28,
                                                     1996             1995
ASSETS

Current assets
Cash                                               $  2,884         $  1,313
Accounts receivable, net of
  allowances of $918 and $618, respectively           5,837            2,428
Merchandise inventory                                53,778           16,867
Prepaid expenses and other                            1,650              694
                                                   --------         --------
      Total current assets                           64,149           21,302

Property, fixtures and equipment, net                 5,733            4,806
Video inventory held for rental, net                  2,123              451

Other assets                                          1,205              118

                                                   --------         --------
      Total assets                                 $ 73,210         $ 26,677
                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt                  $ 12,510         $  7,181
Accounts payable                                     22,149            7,600
Accrued expenses and other                            4,749            1,789
                                                   --------         --------
      Total current liabilities                      39,408           16,570

Long-term debt, net of current portion               25,950              300
Other liabilities                                     1,028              803
                                                   --------         --------

      Total liabilities                              66,386           17,673
                                                   --------         --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par; authorized
  and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,245,715
  and 2,235,631, respectively                            22               22
Additional paid-in capital, net of
  unearned compensation of $0
  and $73, respectively                              21,305           20,978
Accumulated deficit                                 (14,502)         (11,995)
                                                   --------         --------
                                                      6,825            9,005
Treasury stock, at cost                                   1                1
                                                   --------         --------
Total shareholders' equity                            6,824            9,004
                                                   --------         --------

Toatl liabilities and shareholders' equity         $ 73,210         $ 26,677
                                                   ========         ========

See accompanying notes to consolidated financial statements

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                        Fiscal Year Ended
                                        ---------------------------------------------------
                                        February 3,         January 28,         January 29,
                                           1996                1995                1994
                                        ---------------------------------------------------
Revenues:
  Net store sales                       $   203,130         $    86,838         $    94,915
  Video rental, service
    and other income                          6,399               2,764               3,326

                                        ---------------------------------------------------
                                            209,529              89,602              98,241
                                        ---------------------------------------------------
Costs and Expenses:
  Cost of merchandise sold                  159,528              68,377              76,463
  Selling, general and
    administrative                           49,582              22,262              24,547
   Provision for restructure
    and store closure costs                    --                  --                  (244)
                                        ---------------------------------------------------
                                            209,110              90,639             100,766
                                        ---------------------------------------------------

Income (loss) from operations                   419              (1,037)             (2,525)

Interest expense                              3,544                 960                 861
                                        ---------------------------------------------------

Loss before extraordinary item               (3,125)             (1,997)             (3,386)

Extraordinary item                              618                --                  --
                                        ---------------------------------------------------


Net loss                                $    (2,507)        $    (1,997)        $    (3,386)
                                        ===================================================


Per Common Share:
  Loss before extraordinary item        $     (1.41)        $     (0.90)        $     (1.60)
  Extraordinary item                           0.28                --                  --
                                        ---------------------------------------------------

   Net loss per Common Share            $     (1.13)        $     (0.90)        $     (1.60)
                                        ===================================================

   Average shares outstanding             2,217,377           2,225,767           2,113,438
                                        ===================================================



See accompanying notes to consolidated financial statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                       Common stock issued                     Treasury Stock
                                       -------------------    Additional       --------------
                                      Number of                paid-in    Number of                        Accumulated
                                       shares    par value     capital     shares               $            deficit    Total
                                       ------    ---------     -------     ------               -            -------    -----
Balance, January 30, 1993         $   2,028,845  $   20       $  19,792   $      -           $     -        $ (6,612)   13,200

Activity-FYE January 29, 1994:
  Share grants to directors               2,300                      13                                                     13
  Issuance of warrants                                              375                                                    375
  Exercise of warrants                  200,000       2             398                                                    400
  Purchase of fractional shares            (983)                     (3)                                                    (3)
  Amortization of unearned
    compensation relating
    to share grants                                                  44                                                     44
  Sale of stock options                                             138                                                    138
  Net loss for the year                                                                                       (3,386)   (3,386)
                                  --------------------------------------------------------------------------------------------
Balance, January 29, 1994             2,230,162      22          20,757          -                 -          (9,998)   10,781

Activity- FYE January 28, 1995:
  Exercise of options                     3,287                       6                                                      6
  Share grants to directors               2,300                       7                                                      7
  Purchase of treasury stock                                                  16,734                (1)                     (1)
  Purchase of fractional shares            (118)                                                                           -
  Amortization of unearned
    compensation relating
    to share grants                                                  81                                                     81
  Sales of stock options                                            127                                                    127
  Net loss for the year                                                                                       (1,997)   (1,997)
                                  --------------------------------------------------------------------------------------------
Balance, January 28, 1995             2,235,631      22          20,978       16,734                (1)      (11,995)    9,004

Activity- FYE February 3, 1996:
  Issuance of warrants                                              176                                                    176
  Share grants to directors              12,500                      78                                                     78
  Amortization of unearned
    compensation relating
    to share grants                                                  73                                                     73
  Cancellation of S. E. Nichols
    pre-filing shares                    (2,416)
  Net loss for the year                                                                                       (2,507)   (2,507)
                                  --------------------------------------------------------------------------------------------
Balance, February 3, 1996         $   2,245,715  $   22       $  21,305   $   16,734         $      (1)     $(14,502)    6,824
                                  ============================================================================================

See accompanying notes to consolidated financial statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 February 3,     January 28,      January 29,
                                                                   1996             1995             1994
                                                                   ----             ----             ----
Cash Flows provided by Operating Activities:
  Net  loss                                                      $ (2,507)        $ (1,997)        $ (3,386)
  Adjustments to reconcile net loss to net cash flows
    from operating activities:
      Depreciation and amortization                                 2,013            1,563            1,329
      Provision for restructure and store
       closure costs                                                 --               (208)            (504)
      (Decrease) increase in deferred rent                            (86)             (72)             352
      Gain on early extinguishment of debt                           (618)            --               --
      Gain on disposal of property, net                              --               --               (414)
 Changes in operating assets and liabilities exclusive of
 amounts arising from
  Acquisition:
     (Increase) decrease in:
        Accounts receivable                                        (3,409)            (246)             638
        Merchandise inventory                                       1,389            4,137            2,842
        Prepaid expenses and other                                   (833)            (124)              73
        Other assets                                               (1,086)            --               --
     Increase (decrease) in:
        Accounts payable                                           14,549           (1,286)             721
        Accrued expenses                                            3,270             (597)            (716)
        Reserve for restructure and store closure costs              --               (105)            (303)
                                                                 ------------------------------------------
 Net Cash flows provided by Operating Activities                   12,682            1,065              632
                                                                 ------------------------------------------

 Cash Flows used by Investing Activities:
   Acquired business, net of store cash                           (39,538)            --               --
   Capital expenditures                                            (3,423)            (804)          (1,630)
   Proceeds from disposition of fixed assets                         --               --                616
                                                                 ------------------------------------------
  Net Cash Flows used by Investing Activities                     (42,961)            (804)          (1,014)
                                                                 ------------------------------------------

 Cash Flows provided by Financing Activities:
   Revolver borrowings, net                                         8,568              407             (469)
   Borrowings to finance acquisition                               34,460             --               --
   Retirement of debt                                              (7,481)            --               --
   Paydown of notes                                                (3,951)            --               --
   Proceeds from issuance of common stock
    and stock options                                                 254              133              551
                                                                 ------------------------------------------
 Net Cash Flows provided by Financing Activities                   31,850              540               82
                                                                 ------------------------------------------

 Net increase (decrease) in cash                                    1,571              801             (300)
 Cash, beginning of year                                            1,313              512              812
                                                                 ------------------------------------------
 Cash, end of year                                               $  2,884         $  1,313         $    512
                                                                 ==========================================


Supplemental information:
  Income tax refund, net                                         $   --           $    203         $   --
  Interest payments                                                 3,329              960              861

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Pharmhouse Corp. operates a chain of 38 deep discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States. All stores offer a full service pharmacy. Fourteen stores operate under the name Pharmhouse (the "Pharmhouse Stores") and twenty-four stores operate under the name Rx Place (the "Rx Place Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth"), in late April 1995.

Fiscal Year

The fiscal year is a 52 or 53 week reporting period ending on the Saturday closest to January 31 of each year. References to fiscal 1996, 1995 and 1994 refer to the fiscal years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively. Fiscal 1996 had a 53 week reporting period whereas fiscal 1995 and 1994 each had a 52 week reporting period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pharmhouse Corp. and its two wholly-owned real estate subsidiaries, Nichols Realty, Inc. and Rx Realty Corp. (collectively the "Company"). All intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts in the fiscal 1995 and fiscal 1994 consolidated financial statements have been reclassified to be consistent with the presentation used in fiscal 1996.

Use of Estimates

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Name Change and Reverse Stock Split

In fiscal 1994, the Company amended its certificate of incorporation to change the name of the corporation from "S.E. Nichols Inc." to "Pharmhouse Corp." and to effect a one for 4.35 reverse stock split of all of the Company's issued Common Shares, par value $.01 per share. Except for the number of shares issued pursuant to the Company's Plan of Reorganization (Note 11), all references in the Consolidated Financial Statements and Notes thereto to shares and per share amounts reflect the aforementioned reverse stock split.

Accounts Receivable

Accounts receivable are primarily generated by 3rd party pharmacy revenues (i.e. Medicare, Medicaid and health insurance plans). Accounts receivable also include vendor coupons receivable and vendor advertising and promotional allowances receivable.

Merchandise Inventory

Merchandise inventory is carried at the lower of cost or market, with cost determined on a first-in first-out basis using the retail inventory method.

Pre-opening Costs

Store pre-opening costs are expensed in the fiscal year in which the store is opened.

Property, Fixtures and Equipment and Video Held for Rental, Net

Property, fixtures and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of property, fixtures and equipment is depreciated over the estimated useful lives using the straight-line method. Estimated useful lives range from 5 to 25 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease. Video inventory held for rental is amortized over an estimated useful life of two years.

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes", which was adopted in fiscal 1994. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

Primary and Fully Diluted Earnings (Loss) per Common Share

Primary loss per common share for fiscal 1996, 1995 and 1994 is based on the weighted average number of shares outstanding during each year. Fully diluted earnings per share, which includes common share equivalents, is not presented because in each of the fiscal years 1996, 1995 and 1994 such amount is anti-dilutive.

Leased department

Leased department revenues are excluded from net store revenues and totaled $1.9 million, $1.3 million and $1.9 million in fiscal 1996, 1995 and 1994, respectively. Leased department income of $103,000, $135,000 and $179,000 in fiscal 1996, 1995 and 1994, respectively, is included in other income.

Significant Supplier

Approximately 28%, 29% and 26% of the Company's total purchases in each of the fiscal years 1996, 1995 and 1994, respectively, represented purchases from one unaffiliated supplier.

NOTE 2 - ACQUISITION

On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of the Rx Place Stores (the "Acquisition"). The total acquisition cost, net of store cash acquired, amounted to approximately $39.5 million and consisted of the following items: $23.5 million in cash; notes issued to Woolworth amounting to $12.5 million (of which $4.1 million was paid at a discount in June 1995 resulting in an extraordinary gain of $0.6 million); $2.9 million for the related costs of acquisition (includes cost of issuance of warrants to the Company's financial advisor, see Note 7); and $0.6 million in other liabilities. The assets acquired consist of merchandise inventory, furniture, fixtures and equipment, store supplies and related items. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores. The operations of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition.

As a result of the application of Accounting Principles Board Opinion No. 16 ("APB #16") which governs the purchase method of accounting, the property, fixtures and equipment located in the Rx Place Stores were recorded at a zero value in the Company's consolidated financial statements. In accordance with APB #16, which requires allocation of the total acquisition cost to estimated fair values of assets acquired, substantially all of the total acquisition cost was allocated to merchandise inventory and video inventory held for rental. There was no available balance to allocate to property, fixtures and equipment.

Pro Forma Information (unaudited)

The following unaudited pro forma summary statements of operations for fiscal 1996 and fiscal 1995 have been prepared giving effect to the Acquisition and the related financing as if the Acquisition and related financing had occurred on the first day of fiscal 1995. The unaudited pro forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the related financing actually occurred on the first day of fiscal 1995 nor are they indicative of future operating results of the Company.

                                                   FISCAL YEAR ENDED
                                                   -----------------
                                        February 3, 1996       January 28, 1995
                                        ----------------       ----------------
                                           (Unaudited)            (Unaudited)
Revenues                                    $ 253,728               $279,906

Loss before extraordinary item                (16,052)(i)             (5,982)

Extraordinary item                                618     -

Net loss                                      (15,434)                (5,982)

Net loss per common share                   $   (6.96)              $  (2.69)

(i) Approximately 70% of the loss is directly attributable to the Rx Place Stores during the period January 29, 1995 to April 28, 1995 as reported by Woolworth.

The foregoing unaudited pro forma summary statements of operations reflect the results of operations of the 24 acquired stores for the periods prior to the Acquisition. The results of operations have been furnished to the Company by Woolworth. The Company has instituted legal proceedings against Woolworth which pertain to, among other matters, the results of operations and certain assets of the Rx Place Stores acquired by the Company from Woolworth reported upon and referred to in such financial statements (see discussion of Woolworth Lawsuit in Note 12).

NOTE 3 - PROPERTY, FIXTURES AND EQUIPMENT AND VIDEO HELD FOR RENTAL, NET

A summary of property, fixtures and equipment and video held for rental, net as of February 3, 1996 and January 28, 1995 follows (000's):

                                                        February 3,     January 28,
                                                           1996            1995
                                                        ----------      ----------
Property, fixtures and equipment                         $10,697         $ 8,828
Less accumulated depreciation
   and amortization                                        4,964           4,022
                                                         -------         -------
                                                         $ 5,733         $ 4,806
                                                         =======         =======

Video inventory held for rental                          $ 4,102         $ 1,792
Less accumulated amortization                              1,979           1,341
                                                         -------         -------
                                                         $ 2,123         $   451
                                                         =======         =======

Total depreciation and amortization expense of property, fixtures and equipment and video inventory held for rental was $1,940, $1,223 and $1,145 in fiscal 1996, 1995 and 1994, respectively.

In accordance with applying the asset valuation guidelines under APB #16, the property, fixtures and equipment located in the Rx Place Stores were recorded at zero value in the Company's consolidated financial statements (see discussion in Note 2).

NOTE 4 - BORROWINGS

POST ACQUISITION BORROWINGS

Long-term Debt

A summary of the Company's long-term debt at February 3, 1996, all of which arose in connection with the Company's acquisition of the Rx Place Stores, is as follows (000's):

                                                                       February 3,
                                                                          1996
                                                                       ----------
Senior Credit Facility                                                   $27,488
Subordinated Loan                                                          2,550
Purchase Money Notes - Woolworth                                           8,422
                                                                         -------

Total debt                                                                38,460
Less current portion                                                      12,510
                                                                         -------

Long-term debt, net of current portion                                   $25,950
                                                                         =======

The current portion of total debt includes a portion of the Subordinated Loan, all three

Purchase Money Notes due to Woolworth and a portion of the Senior Credit Facility. The amount attributable to the Senior Credit Facility was estimated based on the amount of the potential pay-down of the Senior Credit Facility from the fiscal 1996 year-end level based on estimated borrowing base availability during fiscal 1997.

Senior Credit Facility

The borrowing availability under the Senior Credit Facility is based on the lesser of 60% of eligible inventory at cost or $45 million, requires that the Company satisfy minimum net worth levels and restricts the Company from paying cash dividends. The three year term of the agreement expires in April 1998 and provides for borrowing rates at LIBOR plus 3.5% or prime plus 1.5% and facilities fees. As of February 3, 1996, the LIBOR interest rate was 5.75% and the prime interest rate was 8.25%. During fiscal 1996, the highest borrowing level under the Senior Credit Facility was $31.5 million, which borrowing occurred in November 1995, and the lowest borrowing level was $20.2 million, which borrowing occurred in June 1995.

Subordinated Loan

The Subordinated Loan payable to an unaffiliated trade supplier, originally in the amount of $3 million, is being repaid in monthly installments of $50,000 with a balloon payment of $1.2 million due in April 1998. The loan has a borrowing rate of prime plus 3% and a commitment fee.

Under the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in substantially all of the Company's assets.

Purchase Money Notes - Woolworth

In connection with the acquisition of the Rx Place Stores from Woolworth, the Company issued three Purchase Money Notes to Woolworth as follows (000's):

                                    Interest
         Description                  rate           Due date     Amount (i)
         -----------                  ----           --------     ----------
         Note #1                      9.0%             1/96        $   6,625
         Note #2                     10.0%             4/97            2,983
         Note #3                     11.0%             4/98            2,933
                                                                   ---------
                                                                   $  12,541
                                                                   =========

                  (i) Amount includes post-closing adjustments.

In June 1995, the Company prepaid approximately $4.1 million of the Purchase Money Note due in January 1996 at a discount and recorded an extraordinary gain of $618,000. In January 1996, the Company instituted legal proceedings against Woolworth. Pending resolution of the legal proceedings, the Company is withholding payment of all installments of principal and interest arising under the Purchase Money Notes (see Note 12).

PRE-ACQUISITION BORROWINGS

Short-term Debt
Revolving Credit Agreement

In December 1991, the Company entered into the Revolving Credit Agreement ("the "Credit Agreement") with a secured lender to provide $5.0 million of secured financing for a two year period (subsequently extended through June 1996) at a rate of 3.5% over prime plus administrative and facility fees. The Credit Agreement was amended in November 1992, September 1993, April 1994, May 1994 and October 1994 to increase the borrowing availability and administrative fees and to revise the working capital and net worth maintenance requirements. At January 28, 1995, the Credit Agreement provided for borrowing available to the Company at the lower of $8.25 million or 40% of eligible inventory as defined in the Credit Agreement. The amount borrowed under the Credit Agreement at January 28, 1995 was $6.7 million. The obligation under the Credit Agreement was secured by the Company's inventory and substantially all of its other assets including the Company's one owned property. The Credit Agreement prohibited the Company from paying cash dividends or incurring additional indebtedness (as defined) and required the maintenance of certain levels of working capital and net worth. The outstanding indebtedness of approximately $6.7 million was paid in full on April 28, 1995 and the agreement was terminated.

Long-term Debt

Senior Subordinated Convertible Note

In December 1991, the Company entered into a Note Purchase and Revolving Trade Agreement (the "Note Purchase Agreement") with an unaffiliated supplier. Under the terms of the Note Purchase Agreement, the Company issued a $1.0 million Senior Subordinated Convertible Promissory Note ("Convertible Note") to the supplier in exchange for $1.0 million. The Convertible Note was convertible into
179.31 of the Company's common shares per $1,000 principal amount of note, provided for interest at the rate of prime plus 2% and was secured by a junior security interest in the Company's inventory. Payment of the Convertible Note was due in equal $500,000 installments in December 1995 and December 1996. In conjunction with the April 1994 amendment to the Company's Credit Agreement, $200,000 was paid on the Convertible Note (against the December 1996 installment). The remaining $800,000 was paid on April 28, 1995.

                            NOTE 5 - INCOME TAXES
Provision for Income Taxes

In fiscal 1996, the Company is not subject to federal income taxes due to the net loss. However, in certain states, the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock). Such computed amounts are not material and are included in selling, general and administrative expenses.

Net Operating Loss

The Company has available two classes of net operating loss ("NOL") which may be used to offset future taxable income. NOL Class #1 is the NOL generated pre-petition (e.g., prior to the 1990 Chapter 11 filing of S.E. Nichols). The Company's use of NOL Class #1 is limited by formula, pursuant to the federal income tax code, to $255,000 per annum, plus the unused carry-forward balance. The total available NOL Class #1 at February 3, 1996 amounts to approximately $3.90 million which expires in 2006.

NOL Class #2 is the NOL generated subsequent to the filing and is not subject to annual limitation. The NOL Class #2 available at February 3, 1996 amounts to approximately $7.95 million.

Deferred Income Taxes

Deferred income tax temporary differences are determined in accordance with FAS
109. At February 3, 1996, the Company has established a valuation allowance of 100% since it does not appear more likely than not that a tax asset will be realized. The temporary differences giving rise to deferred taxes primarily relate to property and equipment, employee stock options and allowances for doubtful accounts.

NOTE 6 - STOCK OPTION PLANS

The Company has the following three stock option plans in effect: 1991 Non-Qualified Stock Option Plan; 1991 Incentive Stock Option Plan; 1995 Stock Option Plan (collectively the "Stock Option Plans").

1991 Non-Qualified Stock Option Plan

In December 1991, the Board of Directors of the Company authorized the 1991 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which was approved by the Company's shareholders at the annual meeting held June 30, 1992. Under the Non-Qualified Plan, a total of 274,604 Common Shares were reserved for issuance to employees of the Company. The exercise price of such options is not less than 25% of the fair market value of the Common Shares subject to such options on the date of grant.

Participation in the Non-Qualified Plan is voluntary but an election to participate is irrevocable. Seven employees of the Company elected to participate (two such employees are no longer employed by the Company), each of whom has specified the dollar amount by which his or her respective annual salary will be reduced during each of the Company's three fiscal years commencing February 2, 1992. In return for such salary reductions, each employee participating in the Non-Qualified Plan will receive discounted stock options entitling each such employee to purchase Common Shares at 25% of the fair market value of such common shares on the date of grant of the options. These options may be exercised in increments of 1/36 for each full month of employment completed by the employee during the salary reduction period. However, none of the options were exercisable prior to June 30, 1993.

On June 30, 1992, 253,525 of the options available for grant under the Non-Qualified Plan were granted at an exercise price of $.544 per Common Share which was equal to 25% of the fair market value on the date of grant. The salaries of the participants in the Non-Qualified Plan have been reduced by an aggregate of $126,000 in fiscal 1995 and $138,000 in each of fiscal 1994 and 1993. As of February 3, 1996, 218,583 of these options were exercisable and 34,942 were forfeited.

1991 Incentive Stock Option Plan

In 1991, the Board of Directors of the Company authorized the 1991 Incentive Stock Option Plan (the "Incentive Plan") which was approved the by the Company's shareholders at the annual meeting held on June 30, 1992. Under the Incentive Plan, a total of 298,850 Common Shares were reserved for issuance to employees of the Company. Each of the options granted under the Incentive Plan is an incentive stock option, as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended, the exercise price of which is the fair market value, as determined by the Company's Board of Directors or its committee, of the Common Shares subject to such options on the date the options were granted. Of the options available for grant under the Incentive Plan, 286,902 were granted in December 1991 at an exercise price of $1.914 per Common Share which was equal to the fair market value on the date of grant. As of February 3, 1996, 85,425 of the options granted under the Incentive Plan were canceled due to employees terminated, 3,287 were exercised and 198,190 remain exercisable.

1992 Equity Compensation Plan for Non-Employee Directors

In April 1992, the Board of Directors authorized the 1992 Equity Compensation Plan for Non-Employee Directors (the "Independent Directors Plan") which was approved by the Company's shareholders at the annual meeting held June 30, 1992. Under the Independent Directors Plan, a total of 11,500 Common Shares were reserved for issuance to members of the Board of Directors of the Company who do not serve as officers or employees of the Company or any of its subsidiaries (the "Independent Directors'). The Independent Directors Plan provides that each Independent director elected by shareholders to serve as a member of the Board of Directors, commencing with the shareholders meeting held June 30, 1992 through the 1996 shareholders' meeting, shall be entitled to an award of 460 Common Shares upon his election or re-election. Each annual award of 460 common shares under the Independent Directors Plan shall be effected automatically, on the business day next succeeding each of the shareholders meeting at which each Independent Director shall have been elected. On each of July 1, 1993 and July 22, 1994, 460 shares were authorized and issued to each Independent Director and the fair market value of such shares was expensed and added to Additional Paid-in Capital.

During fiscal 1996, the 1992 Equity Compensation Plan for Non-Employee Directors was amended. Pursuant to the Independent Directors Plan, as amended, a total of 75,000 Common Shares were reserved for issuance to Independent Directors. The Independent Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board, through the 1998 Annual Meeting of Shareholders, is entitled to an award of 2,500 Common Shares upon his election or re-election. Each annual award of Common Stock under the Independent Directors Plan is effected automatically on the business day next succeeding each of the annual meetings of shareholders (or special meeting in lieu thereof) at which an Independent Director is elected. On October 26, 1995, 2,500 shares were authorized and issued to each Independent director and the fair market value of such shares was expensed and added to Additional Paid-in Capital.

1995 Stock Option Plan

The Company's 1995 Stock Option Plan (the "1995 Plan") was adopted by the Board in July 1995 and approved by shareholders in October 1995. Under the 1995 Plan, a total of 500,000 Common Shares have been reserved for issuance upon the exercise of stock options and related stock appreciation rights ("SARs").

Pursuant to the 1995 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), and SAR's to officers, directors and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors which selects the optionees, authorizes the grant of options and determines the exercise price and other terms of the options, including the vesting schedule thereof, if any. The per share exercise price of each ISO granted under the 1995 Plan must be at least 100% of the fair market value of a Common Share (and not less than 110% of the fair market value in the case of any optionee of an ISO who beneficially owns more than 10% of the total combined voting power of the Company) on the date such option is granted. The per share exercise price of an NSO must be at least 25% of the fair market value of a Common Share on the date such option is granted.

The 1995 Plan also provides for the grant of SAR's, which may be granted on a stand-alone basis or in tandem with stock options, which may be surrendered to the Company in exchange for cash, Common Shares or a combination thereof, as determined by the committee administering the 1995 Plan, having a value equal to the dollar amount obtained by multiplying (x) the number of shares subject to the surrendered SAR or option by (y) the amount by which the fair market value per Common Share exceeds the exercise price per share specified in the agreement governing the surrendered SAR's or options.

As of February 3, 1996, no options or SAR's have been granted under the 1995
Plan.

The combined activity in the Stock Option Plans for the three years in the period ended February 3, 1996 was as follows:

                                            Number of               Option price
                                              shares                  per share
                                            ---------               ------------
Outstanding at January 31, 1993              531,237            $  0.544  -  $  1.914
Fiscal 1994 Activity:
  Granted                                        -
  Exercised                                      -
  Canceled                                   (22,649)           $  0.544  -  $  1.914
                                             -------

Outstanding at January 29, 1994              508,588
Fiscal 1995 Activity:
  Granted                                        -
  Exercised                                   (3,287)           $  0.544  -  $  1.914
  Canceled                                   (82,752)           $  0.544  -  $  1.914
                                             -------

Outstanding at January 28, 1995              422,549
Fiscal 1996 Activity:
  Granted                                        -
  Exercised                                      -
  Canceled                                    (5,776)           $  0.544  -  $  1.914
                                             -------

Outstanding at February 3, 1996              416,773
                                             =======

Available for grant at February 3, 1996      653,395
                                             =======

NOTE 7 - WARRANTS

In fiscal 1996, in connection with the Acquisition, the Company issued 85,867 warrants to its financial advisor to purchase the Company's Common Shares (such amount being equal to 3% of the Company's issued and outstanding shares, including Common Share equivalents), subject to certain anti-dilution protection, for a per share exercise price of approximately $0.94. The difference between the fair market value of the warrants on the date of grant and the exercise price has been included in the acquisition cost of the Rx Place Stores (see Note 2).

As of February 3, 1996, none of such warrants were exercised.

In fiscal 1994, the Company signed an agreement with an unaffiliated third party and issued 300,000 warrants at an exercise price of $2.00 per share in consideration of certain consulting services with respect to financial and investor relations provided to the Company through December 31, 1994. The value of the warrants, on the date of grant, was capitalized as a prepaid expense and amortized over the life of the agreement. Pursuant to the terms of the agreement, 200,000 of the warrants were exercised in August 1993. The remaining 100,000 warrants were not exercised and have since expired.

In December 1991, the Company issued warrants to the secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. Such warrants are still outstanding at February 3, 1996 and expire from December 1996 to December 1998.

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) savings plan which allows employees to contribute a percentage of compensation not to exceed amounts permitted under the Internal Revenue Code. The Company matches 100% of the first $1 of employee contribution each week plus 25% of any additional compensation contributed, up to a maximum of 3% of annual compensation. The Company's contribution into the 401(k) savings plan amounted to $81,000, $60,000 and $64,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

One of the Company's directors is a member of a law firm which provided legal services to the Company for fees and disbursements aggregating $328,000, $81,000 and $193,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 10 - RESTRUCTURE AND STORE CLOSURE COSTS

Prior to fiscal 1993, the Company established provisions relating to anticipated restructure and store closure costs and expenses. Closed store expenses charged against the provision were $456,000 and $663,400 in fiscal 1995 and 1994, respectively. The Company also changed the provision by ($244,000) in fiscal 1994 due to the reevaluation of anticipated store closing and restructuring charges. At January 28, 1995, there was no remaining reserve as all anticipated store closures had been completed.

NOTE 11 - PLAN OF REORGANIZATION

On August 2, 1990, the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code. From August 2, 1990 until September 11, 1991, the Company operated its business as debtor-in-possession under Chapter 11 and was subject to the jurisdiction of the Bankruptcy Court throughout the Chapter 11 case. By order dated September 11, 1991 and entered on September 23, 1991, the Bankruptcy Court confirmed the Company's Plan of Reorganization ("Plan") and the Company emerged from bankruptcy. On December 24, 1991, the Company substantially consummated its Plan under Section 1101 (2) of the Bankruptcy code. On February 2, 1995, the Company applied for its Final Decree and on February 15, 1995 the application for Final decree was signed by the Bankruptcy Court.

Under the provisions of the Plan, the Company has completed the distribution of $3.1 million in cash and 2.6 million of the Company's Reorganization Common Shares to its Allowed Secured

Creditors (as defined under the Plan) as payment in full of their claims. The Company has arranged long-term payment schedules with certain state authorities with respect to its pre-petition priority sales and use tax liabilities, which amounts are included in accrued expenses in the Consolidated Balance Sheets. Upon completion of the remaining payments amounting to approximately $407,000, which are due in December 1996, the Company will have fully consummated the Plan.

Upon confirmation of the Plan, certain members of management and members of their families acquired 4,036,839 Reorganization Common Shares in exchange for an investment of approximately $1,776,200 in the Company. This investment included approximately $490,000 in severance pay, net of all withholding taxes, paid to members of management under the provisions of the Plan. Certain members of management acquired 1,040,000 Reorganization Common Shares at one cent per share pursuant to a Restricted Share Purchase Memorandum and Agreement (the "Share Purchase Agreement"), dated as of December 24, 1991, between the members of management and the Company. Pursuant to the terms of the Share Purchase Agreement, certain members of management received a bonus totaling $295,973 in fiscal 1992. An amount representing unearned employee compensation relating to such shares was recorded as a deduction from shareholders' equity and amortized over the forfeiture period. In fiscal 1996, 1995 and 1994, $73,000, $81,000 and $44,000, respectively, of this unearned income was amortized. Since certain members of management and their families have retained a controlling interest in the Company, the Company did not adopt fresh-start reporting upon its emergence from Chapter 11.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's operating leases are principally for retail store locations. At February 3, 1996, future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, without regard to potential sublease revenue, are as follows (000's):

                           Fiscal Year                          Amount
                           -----------                          ------
                               1997                           $    8,479
                               1998                                8,576
                               1999                                8,505
                               2000                                8,518
                               2001                                8,569
                           Thereafter                             96,927

Rent expense, excluding certain real estate tax and maintenance costs, for all operating leases is comprised of the following (000's):

                                        Fiscal           Fiscal          Fiscal
                                         1996             1995            1994
                                        -------         -------         -------
Minimum rentals                         $ 6,781         $ 2,454         $ 2,732
Contingent rentals                          117             112             135
Sublease revenue                           (927)           (719)           (660)
                                        -------         -------         -------
                                        $ 5,971         $ 1,847         $ 2,207
                                        =======         =======         =======

In fiscal 1992, a major subtenant of the Company, Masters, Inc. ("Masters"), filed for relief under Chapter 11 of the Bankruptcy Code. On October 5, 1992, Masters gave notice that it intended to terminate the subleases effective January 31, 1993 and would, as required by the terms of the amended subleases, continue to pay rent through April 30, 1993. In fiscal 1993, under a settlement agreement with reorganized Masters, the Company was due to receive cash payments of $100,000 per year for five years for leasehold expenditures made by the Company on Masters' behalf. In fiscal 1994, the Company recorded income of $100,000 from the first installment from Masters which was received in March 1994. In fiscal 1995, the Company recorded income of $300,000 from the second installment of $100,000 received in March 1995 and $200,000 received in April 1995 as a settlement of the remaining $300,000 balance.

Supply Agreement

The Company is a party to a three year supply agreement with McKesson Drug Company pursuant to which the Company is required to purchase a minimum of 90% of its pharmaceutical and certain other merchandise from McKesson.

Woolworth Lawsuit

In January 1996, the Company instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain convenience, representations and warranties made by Woolworth in connection with the Acquisition. The Company's claims in such action are based upon its belief that material misrepresentations were made by Woolworth regarding the inventory and gross profit margins of the acquired stores and that the Company has been damaged as a result thereof.

Pending resolution of the Company's claims in the above-described action, the Company is withholding payment of all further installments of principal and interest arising under the Purchase Money Notes. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted currently effective waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders.

Other Legal Matters

In the normal course of business, the Company is subject to various legal proceedings and claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and
Shareholders of Pharmhouse Corp.

Our audits of the consolidated financial statements referred to in our report dated April 26, 1996 appearing on page F-1 of the 1996 Annual Report on Form 10-K of Pharmhouse Corp. for the year ended February 3, 1996 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

New York, New York
April 26, 1996

                         PHARMHOUSE CORP. AND SUBSIDIARY           Schedule VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                 Column A               Column B     Column C              Column D              Column E
                 --------               --------     --------              --------              --------
                                                     Additions            Deductions
                                                     ---------            ----------
                                       Balance at   Charged to                                    Balance
                                        beginning    costs and       Bad debt     Bad debt        at end
                                        of period     expenses      write offs   recoveries      of period
                                        ---------     --------      ----------   ----------      ---------
Reserves deducted in balance sheet
from trade and other receivables

February 3, 1996:
Allowance for doubtfull accounts          $  618        $  383        $  (37)        $  (46)        $  918
                                          ================================================================

January 28, 1995:
Allowance for doubtfull accounts          $  563        $  168        $ (100)        $  (13)        $  618
                                          ================================================================

January 29, 1994:
Allowance for doubtfull accounts          $1,108        $   64        $ (355)        $ (254)        $  563
                                          ================================================================

Exhibit Index
- --------------


3.1 Restated Certificate of Incorporation, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File No. 1-7090).

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated April 1, 1993

         (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated April 9, 1993, Commission File No. 1090).

3.3 By-Laws, as amended, of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1990, Commission File No. 1-7090).

Exhibits 10.1 through 10.5 were filed as Exhibits 10.4 and 10.9 through 10.12, respectively, to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File Number 1-7090, and are incorporated herein by reference thereto:

10.1 Warrant Agreement dated as of December 24, 1991 by and between the Registrant and Rosenthal & Rosenthal, Inc.

10.2     S.E. Nichols Inc. 1991 Incentive Stock Option Plan.

10.3     S.E. Nichols 1991 Non-Qualified Stock Option Plan.

10.4 Form of Agreement under S.E. Nichols Inc. 1991 Non-Qualified Stock Option Plan.

10.5     Form of Restricted Stock Purchase Agreement and Memorandum.

10.6 Pharmhouse Corp. 1995 Stock Option Plan previously filed with the Registrant's Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.7 Amendment to 1992 Equity Compensation Plan for Non-Employee Directors previously filed with the Registrant's Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.8 Warrant Agreement dated January 23, 1996 between the Registrant and Brenner Securities Corporation.

10.9 Employment Agreement dated July 14, 1995 between the Registrant and Kenneth A. Davis.

10.10 Employment Agreement dated July 14, 1995 between the Registrant and Manfred Brecker.

10.11 Employment Agreement dated December 15, 1995 between the Registrant and Gerald Katz.

10.12 Employment Agreement dated November 6, 1995 between the Registrant and Richard A. Davis.

10.13 Restricted Stock Purchase Agreement dated March 6, 1996 between the Registrant and Gerald Katz.

27       Financial Data Schedule.

Unless otherwise noted, all references to the "Commission" in this index shall mean the Securities and Exchange Commission.