Form 10-Q
period 1996-05-04
PHARMHOUSE CORP
filed 1996-06-17
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 4, 1996
                       Commission File #1-7090

                           PHARMHOUSE CORP.
     (Exact name of registrant as specified in its charter)

            New York                            13-2634868
   (State of other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification No.)

              860 Broadway, New York, New York         10003
         (Address of principal executive offices)    (Zip Code)

     Registrants telephone number, including area code  (212)477-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES  X                           NO

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               YES  X                           NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


              Class                  Outstanding as of June 1, 1996

           Common Shares,                    2,231,140
           $.01 par value





                    PHARMHOUSE CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per share amounts)
                                Unaudited

                                       May 4,     February 3,
                                        1996         1996
                                    -----------   -----------
ASSETS

Current assets
Cash                                $  3,636      $  2,884
Accounts receivable, net
  of allowances of $1,044
  and $918, respectively               5,025         5,837
Merchandise inventory                 57,020        53,778
Prepaid expenses
  and other                            1,937         1,650
                                    -----------   -----------
    Total current assets              67,618        64,149

Property, fixtures and
  equipment, net                       5,885         5,733
Video inventory held
  for rental,net                       1,937         1,650

Other assets                           1,184         1,205
                                    -----------   -----------
      Total assets                  $ 76,784      $ 73,210
                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt   $ 13,893      $ 12,510
Accounts payable                      26,594        22,149
Accrued expenses and other             3,618         4,749
                                    -----------   -----------
   Total current liabilities          44,105        39,408

Long-term debt, net of current
  portion                             25,800        25,950
Other liabilities                      1,047         1,028
                                    -----------   -----------
      Total liabilities               70,952        66,386

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par;
   authorized and unissued
   2,500,000 shares
  Common stock, $.01 par;
   authorized 25,000,000
   shares; issued
   2,245,715 shares                       22            22
Additional paid-in capital            21,305        21,305
Accumulated deficit                  (15,494)      (14,502)
                                    -----------   -----------
                                       5,833         6,825
Treasury stock, at cost                    1             1
                                    -----------   -----------
Total shareholders' equity             5,832         6,824


Total liabilities and
  shareholders' equity              $ 76,784      $ 73,210
                                    ===========   ===========

See accompanying notes to consolidated financial statements


                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                Unaudited

                                     May 4,        April 29,
                                      1996            1995

Revenues:
  Net store sales                  $ 55,317      $ 20,947
  Video rental, service
    and other income                  1,801           645
                                   -----------   -----------
                                     57,118        21,592
                                   -----------   -----------
Costs and Expenses:
  Cost of merchandise sold           43,207        16,546
  Selling, general and
    administrative                   13,863         5,568
                                   -----------   -----------
                                     57,070        22,114
                                   -----------   -----------

Income (loss) from operations            48          (522)

Interest expense                      1,040           302

Net loss                           $   (992)     $   (824)
                                   ===========   ===========



Per Common Share:
   Net loss per Common Share       $  (0.45)     $  (0.37)
                                   ===========   ===========

   Average shares outstanding       2,229,18       2,235,62
                                   ===========   ===========


See accompanying notes to consolidated financial statements.


                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                 Unaudited

                                                       May 4,        April 29,
                                                        1996            1995


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net Loss                                            $   (992)     $   (824)
 Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                         611           326
    (Decrease) increase in deferred rent                   (7)           20
 Changes in operating assets and liabilities
  exclusive of amounts arising from Acquisition:
   (Increase) decrease in:
     Accounts receivable, net                             812           585
     Merchandise inventory                             (3,242)        1,344
     Prepaid expenses and other                          (288)          213
     Other assets                                          21            -
   Increase (decrease) in:
     Accounts payable                                   4,446          (265)
     Accrued expenses and other                        (1,106)        1,271
                                                     -----------   -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           255         2,670
                                                     -----------   -----------

CASH FLOWS USED BY INVESTING ACTIVITIES:
 Acquired business, net of store cash acquired             -        (35,640)
 Purchase of property, fixtures and equipment            (418)         (120)
 Purchase of video inventory held for rental             (319)          (77)
                                                     -----------   -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES              (737)      (35,837)
                                                     -----------   -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Revolver borrowings, net                               1,384           -
 Borrowings to finance acquisition                         -         41,392
 Retirement of debt                                        -         (7,481)
 Reduction of Subordinatead Loan                         (150)          -
 Proceeds from issuance of common stock
   and stock options                                       -             21
                                                     -----------   -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:        1,234        33,932
                                                     -----------   -----------

NET INCREASE IN CASH
Cash, beginning of period                                 752           765
Cash, end of period                                     2,884         1,313
                                                     $  3,636      $  2,078
                                                     ===========   ===========

Supplemental information:
 Interest payments                                   $    794      $    293


See accompanying notes to consolidiated financial statements








               PHARMHOUSE CORP. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Three Months Ended May 4, 1996


NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended February 3, 1996 ("Fiscal 1996") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The current period results of operations reported upon herein reflect revenues and expenses for the 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth, Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement").
The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending February 1, 1997 ("Fiscal 1997"). The results of operations for the comparable first quarter period in Fiscal 1996 reflect revenues and expenses of the Rx Place Stores for the two day period of April 28 - April 29, 1995.

Certain amounts in the Fiscal 1996 first quarter consolidated financial statements have been reclassified to be consistent with the Fiscal 1997 first quarter presentation.

NOTE 2 - ACQUISITION
On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of 24 "Rx Place" discount drug stores. The total acquisition cost, net of store cash acquired, amounted to approximately $39.5 million and consisted of the following items: $23.5 million in cash; notes issued to Woolworth amounting to $12.5 million with maturity dates ranging from January 1996 to April 1998 (the "Purchase Money Notes"); $2.9 million for the related costs of acquisition (includes cost of issuance of warrants, see Note 4); and $0.6 million in other liabilities. In June 1995, the Company prepaid approximately $4.1 million of the Purchase Money Note due in January 1996 at a discount and recorded an extraordinary gain of $618,000. The Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes, pending resolution of the Company's claims against Woolworth (See Note 6 - Woolworth Lawsuit).

The assets acquired by the Company from Woolworth consisted of merchandise inventory and cash in the Rx Place Stores (and certain specified merchandise inventory held in one of Woolworth's distribution centers) plus furniture, fixtures and equipment, store supplies and related items. In connection with the Acquisition, the Company assumed Woolworth's obligations under the leases of the Rx Place Stores as well as certain other obligations of Woolworth specified in the Acquisition Agreement. Pursuant to the Acquisition Agreement, the Company did not assume Woolworth's obligations for trade payables of the Rx Place Stores, subject to certain minor exceptions, and was granted a three year non-exclusive license to use the registered service mark "The Rx Place" in its operation of the Rx Place Stores.

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by a financial institution, (b) a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier which is evidenced and governed by a Promissory Note and a Security Agreement (the "Subordinated Loan Agreements") and (c) the Purchase Money Notes. The Senior Credit Facility is secured by a first priority security interest in the Company's inventory, accounts receivable and other assets, including a mortgage on the Company's owned store premises
located in Winchester, Virginia.   All of the Company's
indebtedness to the trade supplier is secured by a second priority security interest in the assets (not including real property) of the Company. Each of the Senior Credit Facility and the Subordinated Loan has a term of three years, subject to extension upon terms and conditions referred to in the Senior Credit Facility Agreement and the Subordinated Loan Agreements, respectively.

Pro Forma Information (unaudited)
The following unaudited pro forma summary information (000's omitted) for the first quarter of Fiscal 1996 has been prepared giving effect to the Acquisition and the related financing as if the Acquisition and related financing had occurred on the first day of Fiscal 1996. The unaudited pro forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the related financing actually occurred on the first day of Fiscal 1996 nor are they indicative of future operating results of the Company.

                      Three Months Ended
                        April 29, 1995
                           Unaudited

Revenues                      $ 65,791

Net loss                       (13,751) *

Net loss per common share     ($  6.15)

* Approximately 85% of the loss is directly attributable to the Rx Place stores during the period January 29, 1995 to April 28,
1995 as reported by Woolworth.

THE FOREGOING UNAUDITED PRO FORMA SUMMARY INFORMATION REFLECTS THE RESULTS OF OPERATIONS OF THE 24 RX PLACE STORES FOR THE PERIOD PRIOR TO THE ACQUISITION AS FURNISHED TO THE COMPANY BY WOOLWORTH. THE COMPANY HAS INSTITUTED LEGAL PROCEEDINGS AGAINST WOOLWORTH WHICH PERTAIN TO, AMONG OTHER MATTERS, THE RESULTS OF OPERATIONS AND CERTAIN ASSETS OF THE RX PLACE STORES ACQUIRED BY THE COMPANY FROM WOOLWORTH (SEE NOTE 6 - WOOLWORTH LAWSUIT).

NOTE 3 - BORROWINGS
A summary of the Company's borrowings at May 4, 1996 is as follows (000's omitted):


                                            Current     Noncurrent
                                 Total      portion       portion
Senior Credit Facility          $28,871   $  4,871*       $24,000
Subordinated Loan                 2,400         600         1,800
Purchase Money Notes-Woolworth    8,422**     8,422           -
                                $39,693   $  13,893       $25,800

* This amount is classified as "current" for financial reporting purposes and is subject to the same terms and conditions as the portion which is classified as "non-current".

** In January 1996, the Company instituted legal proceedings against Woolworth asserting several causes of action arising out of the Acquisition. Pending resolution of such legal proceedings, the Company is withholding payment of all remaining installments of principal and interest arising under the Purchase Money Notes (See Note 6 - Woolworth Lawsuit). As a result of management's decision to withhold all remaining installments of principal and interest to Woolworth, the Purchase Money Notes have been classified as current liabilities in these financial statements.

Senior Credit Facility
The borrowing availability under the Senior Credit Facility is based on the lesser of 60% of eligible inventory (at cost) or $45 million, requires that the Company satisfy minimum net worth levels and restricts the Company from paying cash dividends. The three year term of the agreement expires in April 1998 and provides for borrowing rates at prime plus 1.5% or LIBOR plus 3.5% and facilitiy fees

Subordinated Loan
The Subordinated Loan payable to an unaffiliated supplier, originally in the amount of $3 million, is being repaid in monthly installments of $50,000 with a $1.2 million balloon payment due in April 1998. The loan has a borrowing rate of prime plus 3% and a commitment fee.

Under the terms of the agreements governing the Senior Credit
Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in substantially all of the Company's assets.

NOTE 4 - WARRANTS
In Fiscal 1996, in connection with the Acquisition, the Company issued 85,867 warrants to Brenner Securities Corporation, the Company's investment banking firm in such transaction, to purchase 85,867 of the Company's Common Shares (such amount being equal to 3% of the Company's issued and outstanding shares, including Common Share equivalents), subject to certain anti-dilution protection, for a per share exercise price of $0.94. The difference between the fair market value of the Company's common stock on the date of grant and the exercise price was included in the acquisition cost of the Rx Place Stores. As of May 4, 1996, none of such warrants were exercised.

In December 1991, the Company issued warrants to its then secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. These warrants were still outstanding as at May 4, 1996.

NOTE 5 - LOSS PER COMMON SHARE
Loss per Common Share for the first quarters of Fiscal 1997 and Fiscal 1996 is based on the weighted average number of Common Shares outstanding during the periods. Common Shares issuable with respect to outstanding warrants and stock options were not included in the computations since the inclusion of such shares would anti-dilutive.

NOTE 6 - WOOLWORTH LAWSUIT
In January 1996, the Company instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties made by Woolworth in connection with the Acquisition. The Company's claims in such action are based upon its belief that material misrepresentations were made by Woolworth regarding the inventory as well as the results of operations and gross profit margins of the acquired stores and that the Company has been damaged as a result thereof.

Pending resolution of the Company's claims in the above-described action, the Company is withholding payment of all further installments of principal and interest arising under the Purchase Money Notes. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders through July 28, 1996. Management has no reason to believe that, upon expiration of the waivers now in effect, the senior secured and subordinated secured lenders will not grant additional waivers.

In May 1996, a stay of the lawsuit was issued by a judge of New York State Supreme Court who ruled that the Company's complaint should be resolved through arbitration. The Company's management believes that arbitration applies only to the "post-closing" adjustment portion of the Acquisition Agreement and that arbitration does not apply to the broader issues of fraud, misrepresentation and breach of contract. After consultation with counsel, the Company's management has determined to appeal the arbitration decision and make a motion to stay the arbitration pending determination of the appeal. As of the date of this report, management cannot predict the ultimate outcome or resolution of the pending legal proceedings against Woolworth. Whether or not the Company prevails in its claims against Woolworth in these proceedings, the outcome or resolution of such proceedings could have a material impact upon the Company's financial condition.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

General
Pharmhouse Corp. (the "Company" ) operates a chain of 38 deep discount drug stores, 14 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which are operated under the name The Rx Place (the "Rx Place Stores"). The Company's stores are located primarily in the mid-Atlantic and New England states and emphasize a pricing policy of everyday deep discount prices on all merchandise which includes health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks beverages and other merchandise, including seasonal products. The Pharmhouse Stores are approximately 35,000 square feet in size and the Rx Place Stores are approximately 25,000 square feet.

During early February 1996, the Company moved its distribution operation into a 100,000 square foot cross-docking distribution facility located in Pottstown, Pennsylvania. This facility is geographically closer to a greater number of the Company's stores and, as a result, management anticipates a substantial savings in freight costs. In addition, this facility will provide the added benefit of processing freight more quickly and efficiently due to the larger size and layout compared to the previous facility. Unfortunately, the start-up of the new distribution facility caused problems in the merchandise supply to stores and disrupted business for the entire first quarter of fiscal 1997. By the end of May 1996, these merchandise supply problems were substantially eliminated and the Company's stores have since been receiving ample flows of merchandise.

Results of Operations
The following table sets forth, as a percentage of revenues, certain  items appearing in the Company's Consolidated Statements of Operations for the first quarters of Fiscal 1997 and Fiscal
1996, respectively:
                                        FIRST QUARTER
                                    --------------------
                                     Fiscal       Fiscal
                                      1997         1996
                                    --------    --------
     Revenues                        100.0%      100.0%

     Cost of merchandise sold         75.6        76.6

     Gross profit                     24.4        23.4

     Selling, general and
      administrative expense          24.3        25.8

     Income (loss) from operations     0.1        (1.4)

     Interest expense                  1.8         1.4

     Net loss                       (  1.7)%    (  3.8)%


FIRST QUARTER OF FISCAL 1997 VS. FIRST QUARTER OF FISCAL 1996

Revenues
In the first quarter of Fiscal 1997, revenues (including video rental, service and other income) were $57.1 million compared with revenues of $21.6 million in the first quarter of Fiscal 1996, an increase of $35.5 million, or 164.5%. The revenue growth is attributable to the Company's operation of 24 additional stores during the Fiscal 1997 first quarter (the Rx Place Stores were acquired on April 28, 1995, one day prior to the end of the Company's Fiscal 1996 first quarter). The Company has since been operating a significantly larger store base (38 stores compared to 14 stores.)

Gross Profit
The Fiscal 1997 first quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $13.9 million compared to $5.0 million in the prior year, an increase of $8.9 million, or 175.7%. The increase in gross profit dollars is primarily attributable to the contribution made by the 24 additional Rx Place Stores operated by the Company during the first quarter of Fiscal 1997. As a percentage of revenues, gross profit during the Fiscal 1997 first quarter increased to 24.4% from 23.4% for the same quarter in the prior year, primarily resulting from an improvement in the gross profit percentage generated by the Pharmhouse Stores offset by a lower gross profit percentage generated by the Rx Place Stores.

On a same-store basis (consisting of 14 Pharmhouse stores), the gross profit margin increased to 25.4% in the first quarter of Fiscal 1997 compared with 22.8% for the comparable quarter in the prior year as a result of several factors, including increased initial markups on merchandise purchases through better buying opportunities, the selective increase of prices within certain merchandise categories and bulk rate purchase discounts negotiated as a result of increased buying capacity. The gross profit for the 14 Pharmhouse stores during the first quarter of Fiscal 1997 increased approximately $384,000 compared with the first quarter of Fiscal 1996 despite a same-store revenue decline for these stores of $601,000, or 2.9%. Approximately 64% of the same-store revenue decline resulted from increased competition in the market served by one Pharmhouse store.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expense was $13.9 million for the first quarter of Fiscal 1997 compared to $5.6 million in the prior year's first quarter, an increase of approximately $8.3 million, or 149.0%. The increase in SG&A is primarily attributable to store expenses incurred in connection with operating 24 additional stores during the first quarter of Fiscal 1997 and, to a lesser extent, certain additional managerial and clerical payroll costs resulting from the operation of a greater number of stores during the Fiscal 1997 first quarter. As a percentage of revenues, SG&A expense was 24.3% for the first quarter of Fiscal 1997 compared to 25.8% for the comparable quarter of the prior year. The percentage decrease is primarily attributable to increased revenues generated by a greater number of stores from which to absorb SG&A expense. During the first quarter of Fiscal 1997, the Company also phased-in substantial store payroll reductions which has better aligned store payroll expenses with store revenues. By the end of May 1996, substantially all of the scheduled store payroll reductions were implemented.

Operating Income
Operating income generated by the Company in the first quarter of Fiscal 1997 was $48,000 compared with an operating loss of $522,000 for the comparable quarter in the prior year, an improvement of $570,000. The improvement in operating income is attributable to increased gross profit of $8,865,000 offset by increased SG&A expense of $8,295,000, all of which is primarily attributable to operating a greater number of stores.

Interest Expense
Interest expense in the first quarter of Fiscal 1997 was $1,040,000 compared with $302,000 in the comparable quarter of the prior year. The increased interest expense in the first quarter of Fiscal 1997 resulted from higher levels of borrowing which were required primarily to finance the Acquisition and to fund the increased working capital requirements for the operation of 24 additional stores.

Provision for Income Taxes
Although the Company is not subject to federal income taxes due to the loss incurred in the first quarter of Fiscal 1997 (the Company also has significant net operating loss carry-forwards), in certain states the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock, etc.). Such state and local taxes are not material and are included in SG&A expense.

Net Loss
The Company reported a net loss of $992,000 for the first quarter of Fiscal 1997 compared with a net loss of $824,000 for the first quarter of the prior year. The Company's operating income improved by $570,000 during the first quarter of Fiscal 1997 compared to the comparable quarter in Fiscal 1996, however, higher interest expense related to the Acquisition and increased working capital requirements to operate the Rx Place Stores more than offset the additional operating income generated by these stores.

Liquidity and Capital Resources
The Company generated cash flows from operating activities of $255,000 in the first quarter of Fiscal 1997. A $4.5 million increase in accounts payable (vendor trade credit) , a $0.8 million reduction in accounts receivable and depreciation and amortization charges of $0.6 million were substantially offset by an increase in inventory of $3.2 million, a decrease in accrued expenses and other of $1.1 million and the funding of the net loss of $992,000. Capital expenditures amounted to $737,000, consisting of $418,000 for property and equipment and $319,000 for the purchase of video inventory held for rental. During the first quarter of Fiscal 1997, a temporary hold in major capital improvements was instituted until such time as the Company achieves profitability. Net borrowings under the Company's Senior Credit Facility increased approximately $1.4 million during the first quarter of Fiscal 1997. As of May 4, 1996, outstanding borrowings under the Senior Credit Facility were $28.9 million.

Summary of Borrowings
In late April 1995, the Company entered into the Senior Credit Facility which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory at cost or $45 million at borrowing rates of prime plus 1.5% or LIBOR plus 3.5% and facility fees. The initial borrowings under the Senior Credit Facility were used to finance a portion of the Acquisition, as previously described, to repay in full the indebtedness of the Company under its then existing senior and subordinated secured loans in the amount of approximately $7.5 million and to provide working capital to the Company for the operation of its 38 stores. The indebtedness under the Senior Credit Facility is secured by substantially all of the Company's assets, prohibits the payment of dividends and requires that the Company maintain minimum net worth levels.

In connection with the Acquisition, the Company received a $3.0 million Subordinated Loan from an unaffiliated supplier and $1.0 million in extended dating of certain accounts payable for 12 to 18 months, $333,333 of which amount was paid in April 1996. Furthermore, the Company issued Purchase Money Notes to Woolworth in an aggregate principal amount of $12.5 million, of which $4.1 million were retired on June 28, 1995 at a discount in the amount of approximately $0.6 million for which the Company recorded an extraordinary gain. In light of its pending legal action against Woolworth, the Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes pending resolution of the Company's claims therein. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders through July 28, 1996. Management has no reason to believe that, upon expiration of the waivers now in effect, the senior secured and subordinated secured lenders will not grant additional waivers.

Working Capital
Working capital amounted to $23.5 million at May 4, 1996 compared to $24.7 million at February 3, 1996. The ratio of current assets to current liabilities was 1.5 and 1.6 at the end of the first quarter of Fiscal 1997 and the end of Fiscal 1996, respectively.

Assuming the continuing availability of trade credit at the current level and the combination of the financing made available through the Senior Credit Facility and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the balance of Fiscal 1997.



                            PART II.
                        OTHER INFORMATION

None.



                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pharmhouse Corp.
                                   (Registrant)

Date: June 14, 1996                     By:/s/ Kenneth A. Davis
                                   Kenneth A. Davis
                                   President, Chief Executive
                                   Officer and Chief Operating
                                   Officer

Date: June 14, 1996                     By:/s/ Richard A. Davis
                                   Richard A. Davis
                                   Senior Vice President-Finance
                                   and Chief Financial Officer









































Same-store revenues (stores open for the full quarter in both fiscal years - consisting of 14 Pharmhouse stores) decreased $601,000 during the first quarter of fiscal 1997, or 2.9% compared to the first quarter in fiscal 1996. Approximately 64% of the same-store revenue decline resulted from increased competition in the market served by one Pharmhouse store; decline in same-store revenues also resulted from increased competition in other markets to a lesser extent than the market described above. (Despite the decline in same-store store revenues, the gross profit achieved by the Pharmhouse Stores for the first quarter in fiscal 1997 increased approximately $384,000, or 2.6 percentage points, compared with the same quarter of the prior year).