Form 10-Q
period 1996-08-03
PHARMHOUSE CORP
filed 1996-09-17
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 3, 1996
                    Commission File #1-7090
                         PHARMHOUSE CORP.
     (Exact name of registrant as specified in its charter)


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


                                                Outstanding as of
           Class                                 September 1,1996
      Common Shares,
      $.01 par value                                 2,245,539




                  PHARMHOUSE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share amounts)
                             Unaudited

                             Six Months Ended         Three Months Ended
                             August 3,   July 29,     August 3,   July 29,
                               1996        1995         1996        1995
Revenues:
  Net store sales            $108,688    $ 76,870     $ 53,371    $ 55,923
  Video rental, service
    and other income            3,773       2,522        1,972       1,877
                             --------    --------     --------    --------
                              112,461      79,392       55,343      57,800
                             --------    --------     --------    --------
Costs and Expenses:
  Cost of merchandise and
    services sold              84,706      61,466       41,499      44,920

  Selling, general and
    administrative             27,344      18,375       13,481      12,807
                             --------    --------     --------    --------
                              112,050      79,841       54,980      57,727
                             --------    --------     --------    --------

Income (loss) from
  operations                      411        (449)         363          73

Interest expense                2,213       1,511        1,173       1,209
                             --------    --------     --------    --------
Loss before extraordinary
  item                       $ (1,802)   $ (1,960)    $   (810)   $ (1,136)

Extraordinary item                -           618          -           618
                             --------    --------     --------    --------

Net loss                     $ (1,802)   $ (1,342)    $   (810)   $   (518)
                             ========    ========     ========    ========

Per common share:
 Loss before extraordinary
   item                      $  (0.81)   $  (0.88)    $  (0.36)   $  (0.51)

 Extraordinary item          $    -      $   0.28     $    -      $   0.28
                             --------    --------     --------    --------

   Net loss per Common Share $  (0.81)   $  (0.60)    $  (0.36)   $  (0.23)
                             ========    ========     ========    ========

    Average shares
      outstanding            2,231,902   2,233,077    2,234,006    2,233,081
                             =========   =========    =========    =========


See accompanying notes  to consolidated financial statements.



                       PHARMHOUSE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                August 3,        February 3,
                                  1996               1996

ASSETS

Current assets
Cash                            $  3,193       $  2,884
Accounts receivable, net of
 allowances of $951 and $652,
 respectively                      5,373          5,837
Merchandise inventory             53,515         53,778
Prepaid expenses and other         1,681          1,650
                                --------       --------
   Total Current Assets           63,762         64,149

Property, fixtures and
 equipment, net                    5,895          5,733
Video inventory held for
 rental, net                       2,270          2,123

Other assets                         932          1,205
                                --------       --------
   Total assets                 $ 72,859       $ 73,210
                                ========       ========

LIABILI IES AND SHAREHO DERS'  EQUITY

 Current liabilities
 Current portion of long
  debt                          $ 13,117       $ 12,510
Accounts payable                  24,346         22,149
Accrued expenses and other         3,949          4,749
                                --------       --------
   Total current liabilities      41,412         39,408
Long-term debt, net of
 current portion                  25,650         25,950
Other liabilities                    769          1,028
                                --------       --------
   Total liabilities              67,831         66,386
                                --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par;
authorized and unissued
2,500,000 shares Common
stock, $.01 par;
authorized 25,000,000 shares;
issued 2,247,70 and 2,245,715,
respectively                          22             22
Addition paid-in capital          21,311         21,305
Accumulated deficit              (16,304)       (14,502)
                                --------       --------
                                   5,029          6,825
Treasury stock, at cost                1              1
                                --------       --------
Total shareholders' equity         5,028          6,824
                                --------       --------
Total liabilities and
 shareholder equity             $ 72,859       $ 73,210
                                ========       ========

See accompanying notes to consolidated financial statements



               PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           Unaudited

                                                          Six Months Ended
                                                      August 3,      July 29,
                                                         1996           1995
Cash Flows provided by Operating Activities:
 Net Loss                                             $  (1,802)   $  (1,342)
Adjustments to reconcile net loss to net cash flows
 from operating activities:
  Depreciation and amortization                           1,267          687
  (Decrease) increase in deferred rent                      (13)           2
  Gain on early extinguishment of debt                      -           (618)
Changes in operating assets and liabilities exclusive
 of amounts arising from Acquisition:
  (Increase) decrease in:
    Accounts receivable, net                                464         (894)
    Merchandise inventory                                   263            8
    Prepaid expenses and other                              (31)        (319)
    Other assets                                            273           -
  Increase (decrease) in:
    Accounts payable                                      2,198        8,824
    Accrued expenses and other liabilities               (1,047)       1,855
                                                      ---------    ---------
Net Cash flows provided by Operating Activities           1,572        8,203
                                                      ---------    ---------

Cash FLows used by Inesting Activities:
 Acquired business, net of store cash acquired             -         (35,685)
 Purchase of property & equipment                          (704)        (810)
 Purchase of video inventory held for rental               (872)        (420)
                                                      ---------    ---------
Net Cash Flows used by Investing Activities              (1,576)     (36,915)
                                                      ---------    ---------
Cash FLows provided by Financing Activities:
 Revolver borrowings, net                                   608          964
 Borrowings to finance acquisition                           -        41,560
 Retirement of debt                                          -        (7,481)
 Prepayment of Purchase Money Note                           -        (4,118)
 Paydown of Subordinated Loan                              (300)         -
 Proceeds from issuance of common stock
 and stock options and exercise of warrants                   5           42
                                                      ---------    ---------
Net Cash Flows provided by Financing Activities             313       30,967
                                                      ---------    ---------

Net increase in cash                                        309        2,255
Cash, beginning of period                                 2,884        1,313
                                                      ---------    ---------
Cash, end of period                                   $   3,193    $   3,568
                                                      =========    =========



Supplemental information:
 Interest payments                                    $   1,641    $   1,509


See accompanying notes to consolidated financial statements.






PHARMHOUSE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 3, 1996
(UNAUDITED)


NOTE  1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended February 3, 1996 ("Fiscal 1996") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The results of operations reported upon herein for the three month and six month periods ended August 3, 1996 (representing the Fiscal 1997 second quarter and first six months, respectively) and the three month period ended July 29, 1995 (representing the Fiscal 1996 second quarter) reflect revenues and expenses for the 24 "The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement"). The results of operations reported upon herein for the six month period ended July 29, 1995 reflect revenues and expenses of the Rx Place Stores for the two day period of April 28 - April 29, 1995 (representing the last 2 days of the Fiscal 1996 first quarter) as well as for the entire
Fiscal 1996 second quarter.

Certain amounts in the Fiscal 1996 second quarter consolidated financial statements have been reclassified to be consistent with the Fiscal 1997 second quarter presentation.

NOTE 2 - ACQUISITION:

On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of 24 "The Rx Place" discount drug stores (the "Rx Place Stores"). The total acquisition cost, net of store cash acquired, amounted to approximately $39.5 million and consisted of the following items: $23.5 million in cash; notes issued to Woolworth amounting to $12.5 million with maturity dates ranging from January 1996 to April 1998 (the "Purchase Money Notes"); $2.9 million for the related costs of acquisition (includes cost of issuance of warrants, see Note 4) and $0.6 million in other liabilities. In June 1995, the Company prepaid approximately $4.1 million of the Purchase Money Note due in January 1996 at a discount and recorded an extraordinary gain of $618,000. The Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes, pending resolution of the Company's claims against Woolworth (See Note 6 - Woolworth Lawsuit).

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

The Acquisition was financed through (a) a senior secured revolving credit facility (the "Senior Credit Facility") provided by a financial institution, (b) a $3.0 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier which is evidenced and governed by a Promissory Note and a Security Agreement (the "Subordinated Loan Agreements") and (c) the Purchase Money Notes. The Senior Credit Facility is secured by a first priority security interest in the Company's inventory, accounts receivable and other assets, including a mortgage on the Company's owned store premises
located in Winchester, Virginia.   All of the Company's
indebtedness to the trade supplier is secured by a second priority security interest in the assets (not including real property) of the Company. Each of the Senior Credit Facility and the Subordinated Loan has a term of three years, subject to extension upon terms and conditions referred to in the Senior Credit Facility Agreement and the Subordinated Loan Agreements, respectively.

Pro Forma Information
The following unaudited pro forma summary information for the first six months of Fiscal 1996 has been prepared giving effect to the Acquisition and the related financing as if the Acquisition and related financing had occurred on the first day of Fiscal 1996. The unaudited pro forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the related financing actually occurred on the first day of Fiscal 1996 nor are they indicative of future operating results of the Company.

                         Six Months Ended
                         July 29, 1995
                         (000's omitted)

Revenues                 $  123,591

Net loss                 $  (14,269)*

Net loss per common s        ($6.39)

* Approximately 82% of the loss is directly attributable to the operation of the Rx Place Stores during the period January 29, 1995 to April 28, 1995 as reported by Woolworth.

THE FOREGOING UNAUDITED PRO FORMA SUMMARY INFORMATION REFLECTS THE RESULTS OF OPERATIONS OF THE 24 RX PLACE STORES FOR THE PERIOD PRIOR TO THE ACQUISITION AS FURNISHED TO THE COMPANY BY WOOLWORTH. THE COMPANY HAS INSTITUTED LEGAL PROCEEDINGS AGAINST WOOLWORTH WHICH PERTAIN, AMONG OTHER MATTERS, TO THE RESULTS OF OPERATIONS AND CERTAIN ASSETS OF THE RX PLACE STORES ACQUIRED BY THE COMPANY FROM WOOLWORTH (SEE NOTE 6 - WOOLWORTH LAWSUIT).


NOTE 3 - BORROWINGS:

A summary of the Company's borrowings at August 3, 1996 is as follows (000's omitted):


                                   Current      Noncurrent
                                Total   portion      portion
                              --------- ---------    ----------
Senior Credit Facility         $28,095   $ 4,095*    $24,000
Subordinated Loan                2,250       600       1,650
Purchase Money Notes-Woolworth   8,422**   8,422         -
                               -------   -------     -------
                               $38,767   $13,117     $26,650
                               =======   =======     =======

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

Senior Credit Facility
The borrowing availability under the Senior Credit Facility is based on the lesser of 60% of eligible inventory (at cost) or $45.0 million, requires that the Company satisfy minimum net worth levels and restricts the Company from paying cash dividends. The three year term of the agreement expires in April 1998 and provides for borrowing rates at prime plus 1.5% or LIBOR plus 3.5% and facility fees.

Subordinated Loan
The Subordinated Loan payable to an unaffiliated supplier, originally in the amount of $3.0 million, is being repaid in monthly installments of $50,000 with a $1.2 million balloon payment due in April 1998. The loan has a borrowing rate of prime plus 3% and a commitment fee.

Under the terms of the agreements governing the Senior Credit
Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in substantially all of the Company's assets.

NOTE 4 - WARRANTS:

In Fiscal 1996, in connection with the Acquisition, the Company issued warrants to Brenner Securities Corporation ("Brenner"), the Company's investment banking firm in such transaction, to purchase 85,867 of the Company's Common Shares (such amount being equal to 3% of the Company's then issued and outstanding shares, including Common Share equivalents), subject to certain anti-dilution protection, for a per share exercise price of $0.94. The difference between the fair market value of the Company's Common Shares on the date of grant and the exercise price was included in the acquisition cost of the Rx Place
Stores.   On behalf of Brenner, the Company filed a registration
statement under the Securities Act of 1933 covering all such warrants and the Common Shares issuable upon exercise thereof. As of September 1, 1996, 24,065 of such warrants were exercised by Brenner and the underlying Common Shares sold pursuant to such Registration Statement and 61,802 warrants remain outstanding.

In December 1991, the Company issued warrants to its then secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. These warrants were still outstanding as at September 1, 1996. A major portion of such warrants expire on December 31, 1997 and the balance expire on December 31, 1998.

NOTE 5 - LOSS PER COMMON SHARE:

Loss per Common Share for the second quarter and first six months of Fiscal 1997 and for the second quarter and first six months of Fiscal 1996 is based on the weighted average number of Common Shares outstanding during the respective periods. Common Shares issuable with respect to outstanding warrants and stock options were not included in the computations since the inclusion of such shares would anti-dilutive.

NOTE 6 - WOOLWORTH LAWSUIT:

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

Pending resolution of the Company's claims in the above-described action, the Company is withholding payment of all further installments of principal and interest arising under the Purchase Money Notes. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders which are effective through October 26, 1996. Management has no reason to believe that, upon expiration of the waivers now in effect, the senior secured and subordinated secured lenders will not grant further waivers.

In May 1996, a stay of the lawsuit was issued by a judge of New York State Supreme Court who ruled that the Company's complaint should be resolved through arbitration. The Company's management believes that arbitration applies only to the "post-closing" adjustment portion of the Acquisition Agreement and that arbitration does not apply to the broader issues of fraud, misrepresentation and breach of contract. Accordingly, management appealed the arbitration decision and moved to stay the arbitration pending determination of the appeal. In August 1996, the court granted a permanent stay of the arbitration pending the outcome of such appeal. As of the date of this Report, the Company and Woolworth are engaged in settlement discussions. However, management cannot predict the ultimate outcome of the pending legal proceedings against Woolworth or the results of the settlement discussion currently in progress. Whether or not the Company prevails in its claims against Woolworth in these proceedings, the ultimate disposition of such proceedings could have a material impact upon the Company's financial condition.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                OPERATIONS AND FINANCIAL CONDITION

General

Pharmhouse Corp. (the "Company" ) operates a chain of 38 deep discount drug stores, 14 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which are operated under the name The Rx Place (the "Rx Place Stores"). The Company's stores are located primarily in the mid-Atlantic and New England states and emphasize a pricing policy of everyday deep discount prices on all merchandise which includes health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages and other merchandise, including seasonal products. The Pharmhouse Stores are approximately 35,000 square feet in size and the Rx Place Stores are approximately 25,000 square feet.

During February 1996, the Company moved its distribution operation to a 100,000 square foot cross-docking distribution facility, located in Pottstown, Pennsylvania, which has certain advantages compared to the prior facility. First, the new facility is geographically closer to a greater number of the Company's stores and, as a result, management anticipates a substantial savings in freight costs. Second, freight can be processed more quickly and shipped to stores within 48 to 72 hours of receipt due to the larger size and more efficient layout compared to the previous facility. Management has also set up break-pack capability in the distribution facility whereby, for certain slower moving merchandise, the Company can distribute smaller quantities rather than full case quantities.

During August 1996, the Company began the relocation of its invoice processing function from its administrative headquarters located in New York City to the new distribution facility. Management anticipates completing this relocation by November 1996 which includes the hiring and training of a new accounts payable staff.

Results of Operations

The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the six month and three month periods ended August 3, 1996 and for the six month and three month periods ended July 29, 1995, respectively:

                            Six months ended    Three months ended
August 3,  July 29,   August 3, July 29,
                             1996       1995        1996     1995
                             ----       ----        ----     ----
  Revenues                  100.0%     100.0%      100.0%   100.0%

  Cost of merchandise and
    services sold            75.3       74.4        75.0     77.7
                            -----      -----       -----    -----
  Gross profit               24.7       22.6        25.0     22.3

  Selling, general and
    administrative expense   24.3       23.2        24.4     22.2
                            -----      -----       ----     -----
Income (loss)
    from operations           0.4       (0.6)        0.6      0.1

  Interest expense            2.0        1.9         2.       2.1
                            -----      -----       -----    -----

  Loss before extraordinary
    item                     (1.6)      (2.5)       (1.5)    (2.0)

  Extraordinary item           -         0.8          -       1.1
                            -----      -----       -----    -----

  Net loss                  (1.6%)     (1.7%)      (1.5%)   (0.9%)
                            =====      =====       =====    =====

SECOND QUARTER OF FISCAL 1997 VS. SECOND QUARTER OF FISCAL 1996

Revenues
In the second quarter of Fiscal 1997, revenues (including video rental, service and other income) were $55.3 million compared with $57.8 million in the second quarter of Fiscal 1996, a decrease of $2.5 million, or 4.3%. The lower revenues resulted primarily from the disappointing performance of the Rx Place Stores. Same-store revenue during the Fiscal 1997 second quarter decreased 1.6% for the Pharmhouse Stores and 5.7% for the Rx Place Stores. Excluding one Pharmhouse store which has been negatively affected by new competition since November 1995, same-store revenues for the other 13 Pharmhouse stores increased 0.2% during the Fiscal 1997 second quarter compared with the corresponding quarter in the prior year.

Same-store revenue for the Pharmhouse Stores decreased 1.6% in the Fiscal 1997 second quarter compared to the corresponding quarter in the prior year and decreased 2.9% in the Fiscal 1997 first quarter compared to the corresponding quarter in the prior year. This represents an improvement in same-store revenues in the Fiscal 1997 second quarter compared to the first quarter. Management believes that this improvement has resulted from several factors including better in-stock position and the continuing installation of plan-o-grams.

Gross Profit
The Fiscal 1997 second quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution costs) was $13.9 million compared to $12.9 million in the prior year, an increase of approximately $1.0 million, or 7.8%, and was achieved despite same-store revenue declines previously noted.
As a percentage of revenues, the Company's gross profit during the Fiscal 1997 second quarter increased to 25.0% from 22.3% for the same quarter in the prior year, primarily resulting from a significant improvement in the gross profit percentage generated by the Rx Place Stores (24.5% versus 20.9%) and, to a lesser extent, improvement in the gross profit percentage generated by
the Pharmhouse Stores (26.0% versus 25.0%).   The increase in
gross profit margin is the result of several factors, including increased initial markups on merchandise purchases through better buying opportunities and the selective increase of prices within certain merchandise categories. In addition, the large improvement in gross profit percentage for the Rx Place Stores resulted from carrying categories of higher margin goods not previously sold in these stores.


Selling, General and Administrative
Selling, general and administrative ("SG&A") expense was approximately $13.5 million for the Fiscal 1997 second quarter compared to $12.8 million in the prior year's second quarter, an increase of approximately $0.7 million, or 5.5%. As a percentage of revenues, SG&A expense was 24.4% for the second quarter of Fiscal 1997 compared to 22.2% for the comparable quarter of the prior year. The increase in SG&A expense during the current quarter is attributable to the following: increased rent, real estate taxes and common area maintenance charges; increased costs to operate the new distribution facility; and, increased general and administrative salaries (primarily for two additional senior level executives hired during the Fiscal 1996 fourth quarter in connection with the Acquisition and additional accounts payable staff hired in connection with the relocation of the Company's invoice processing department to the distribution facility). Included in the prior year's second quarter SG&A expense is a $150,000 reversal of overaccrued vacation pay. During the Fiscal 1997 second quarter, store payroll decreased approximately $170,000, or 3.0%, compared to the Fiscal 1996 second quarter. The decrease is the result of payroll reductions which were phased-in beginning in the Fiscal 1997 first quarter and completed during the Fiscal 1997 second quarter.

Operating Income
Operating income generated by the Company in the second quarter of Fiscal 1997 was $363,000 compared with operating income of $73,000 for the comparable quarter in Fiscal 1996, an improvement of $290,000. The improvement in operating income is attributable to increased gross profit partially offset by higher SG&A expense.

Interest Expense
Interest expense in the second quarter of Fiscal 1997 was $1,173,000 compared with $1,209,000 in the comparable quarter of the prior year. The reduction in the current quarter reflects slightly lower average outstanding borrowings compared to the corresponding quarter in the prior year.

Provision for Income Taxes
Although the Company is not subject to federal income taxes due to the loss incurred in the second quarter of Fiscal 1997 (the Company also has significant net operating loss carry-forwards), in certain states the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock, etc.). Such state and local taxes are not material and are included in SG&A expense.


Net Loss
The Company's net loss in the second quarter of Fiscal 1997 was $810,000, or $.36 per share, compared with a net loss of $518,000, or $.23, per share, in the second quarter of Fiscal 1996. However, the Fiscal 1996 second quarter net loss reflected an extraordinary gain of $618,000 from the early retirement of a portion of the Woolworth debt.

FIRST SIX MONTHS OF FISCAL 1997 VS. SIX MONTHS OF FISCAL 1996

Revenues
During the first six months of Fiscal 1997, revenues (including video rental, service and other income) were $112.5 million compared with revenues of $79.4 million for the first six months of the prior year, an increase of $33.1 million, or 41.7%. The revenue growth is attributable to the Company's operation of 24 additional stores throughout the Fiscal 1997 first quarter compared to the corresponding quarter in the prior year. (The Company operated the Rx Place Stores for only 2 days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995). On a same-store basis (consisting of the Pharmhouse Stores), revenues decreased $0.9 million, or 2.3%, in the first six months of the Fiscal 1997 compared with the first six months of Fiscal 1996. However, as previously noted, same-store revenue performance for the Pharmhouse Stores in the Fiscal 1997 second quarter improved compared to the Fiscal 1997 first quarter.

Gross Profit
The Company's gross profit (total revenues less costs of merchandise and services sold and freight/distribution costs) for the first six months of Fiscal 1997 was approximately $27.8 million, or 24.7% of revenues, compared with approximately $17.9 million, or 22.6% of revenues, for the six months of Fiscal 1996, an increase of $9.9 million. The increase in gross profit resulted from a higher gross profit percentage achieved during the first six months of Fiscal 1997 compared to the corresponding period in the prior year (24.7% versus 22.6%) and to the operation of 24 additional stores during the Fiscal 1997 first quarter compared to the corresponding quarter in the prior year. (The Company operated the Rx Place Stores for only 2 days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995).

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expense in the first six months of Fiscal 1997 was $27.3 million, or 24.3% or revenues, compared to $18.4 million, or 23.2% of revenues, in the prior year comparable period, an increase of approximately $8.9 million, or 48.4%. The increase is primarily attributable to the Company's operation of 24 additional stores during the Fiscal 1997 first quarter compared to the prior year's first
quarter.   (The Company operated the Rx Place Stores for only 2
days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995).

Operating Income
Operating income generated by the Company during the first six months of Fiscal 1997 was $411,000 compared with an operating loss of $449,000 in the prior year, an improvement of $860,000. The improvement in operating income is attributable to increased gross profit of $9,829,000 (primarily from increased revenues generated by the Rx Place Stores and improved gross profit percentage for the entire chain) offset by increased SG&A expense of approximately $8,969,000 which resulted from operating a greater number of stores.

Interest Expense
Interest expense during the first six months of Fiscal 1997 was $2.2 million compared with $1.5 million for the first six months of Fiscal 1996. The increase is due to higher levels of borrowing under the credit facility, based upon increased working capital requirements for 24 additional stores during the first six months of Fiscal 1997 versus the first six months of Fiscal 1996 (the Company operated the Rx Place Stores for only 2 days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995) as well as to substantially increased borrowings incurred in connection with the acquisition of such stores.

Net Loss
For the first six months of Fiscal 1997, the Company reported a net loss of $1.8 million, or $0.81 per share, compared with a net loss of $1.3 million, or $0.60 per share, for the first six months of Fiscal 1996. However, the net loss for the first six months of Fiscal 1996 reflected an extraordinary gain of $618,000 from the early retirement of a portion of the Woolworth debt.

LIQUIDITY AND CAPITAL RESOURCES
There was no material change to the Company's cash flows during the first six months of Fiscal 1997 as cash generated from operating activities approximated cash used for investing activities.

Operating Activities
The Company generated cash flows from operating activities of $1.6 million during the first six months of Fiscal 1997 consisting of an increase in accounts payable of $2.2 million, depreciation and amortization charges of $1.3 million and reductions in accounts receivable and inventory which were partially offset by a $1.0 million decrease in accrued expenses and the funding of the net loss of $1.8 million.

Investing Activities
Capital expenditures amounted to approximately $1.6 million, consisting of $0.9 million for the purchase of video inventory held for rental and $0.7 million for property and equipment (primarily enhancement to store level receiving and support systems, fixtures for the Rx Place Stores and a $0.2 million expenditure for the replacement of a roof for one store). During the first quarter of Fiscal 1997, a temporary hold for substantially all major capital improvements was instituted until such time as the Company achieves profitability.

Financing Activities
Net borrowings under the Company's Senior Credit Facility decreased approximately $0.8 million during the second quarter of Fiscal 1997. As of August 3, 1996, outstanding borrowings under the Senior Credit Facility were approximately $28.1 million.

Summary of Borrowings
In late April 1995, the Company entered into the Senior Credit Facility which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory at cost or $45.0 million at borrowing rates of prime plus 1.5% or LIBOR plus 3.5% and facility fees. The initial borrowings under the Senior Credit Facility were used to finance a portion of the Acquisition, as previously described, to repay in full the indebtedness of the Company under its then existing senior and subordinated secured loans in the amount of approximately $7.5 million and to provide working capital to the Company for the operation of its 38 stores. The indebtedness under the Senior Credit Facility is secured by substantially all of the Company's assets, prohibits the payment of dividends and requires that the Company maintain minimum net worth levels.

In connection with the Acquisition, the Company received a $3.0 million Subordinated Loan from an unaffiliated supplier and $1.0 million in extended dating of certain accounts payable for 12 to 18 months, $333,333 of which amount was paid in April 1996 and $333,333 of which was paid in July 1996. Furthermore, the Company issued Purchase Money Notes to Woolworth in an aggregate principal amount of $12.5 million, of which $4.1 million were retired on June 28, 1995 at a discount in the amount of approximately $0.6 million for which the Company recorded an extraordinary gain. In light of its pending legal action against Woolworth, the Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes pending resolution of the Company's claims therein. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders through October 26, 1996. Management has no reason to believe that, upon expiration of the waivers now in effect, the senior secured and subordinated secured lenders will not grant further waivers.

Working Capital
Working capital amounted to $22.4 million at August 3, 1996 compared to $24.7 million at February 3, 1996. The ratio of current assets to current liabilities was 1.5 at the end of the second quarter of Fiscal 1997 and 1.6 at the end of Fiscal 1996.

Assuming the continuing availability of trade credit at current levels and the combination of the financing made available through the Senior Credit Facility and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the balance of Fiscal 1997. However, the ultimate disposition of the Company's pending legal proceedings against Woolworth could have a material impact on the Company's financial condition. See Note 6 to the Company's Consolidated Financial Statements contained elsewhere in this Report.
PART II.
OTHER INFORMATION


Item 1.  Legal Proceedings

See Note 6 to the Registrant's Consolidated Financial Statements included in Part 1 of this Report for a description of recent developments in the Registrant's pending legal proceedings against Woolworth.

Item 3.  Default Upon Senior Securities

See Notes 3 and 6 to the Registrant's Consolidated Financial
Statements included in Part I of this Report with regard to the Registrant's withholding of certain payments to Woolworth under the Purchase Money Notes.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pharmhouse Corp.
                                   (Registrant)

Date: September 17, 1996            By:/s/ Kenneth A. Davis
                                    Kenneth A. Davis
                                    President, Chief Executive
                                    Officer and Chief Operating
                                    Officer

Date: September 17, 1996            By:/s/ Richard A. Davis
                                    Richard A. Davis
                                    Senior Vice President-Finance
                                    and Chief Financial Officer