Form 10-Q
period 1996-11-02
PHARMHOUSE CORP
filed 1996-12-23
CIK 71985

20


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996
                      Commission File #1-7090

       PHARMHOUSE CORP.
     (Exact name of registrant as specified in its charter)
            New York                          13-2634868
 (State of other jurisdiction of       (I.R.S. Employer
   incorporation or organization)      Identification No.)

         860 Broadway, New York, New York                 10003
     (Address of principal executive offices)             (Zip
Code)

Registrants telephone number, including area code  (212)  477-
9400

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

               YES X                         NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
                                          Outstanding as of
          Class                            December 1, 1996
---------------------------              ---------------------
Common Shares,$.01 par value                  2,332,069



                      PHARMHOUSE CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                (Unaudited)


                                                     November 2,     February 3,
                                                        1996            1996
                                                     -----------     -----------

                     ASSETS
                     ------
Current assets:
   Cash                                              $  3,334        $  2,884
   Accounts receivable, net of allowances of
    $1,064 and $652, respectively                       6,928           5,837
   Merchandise inventory                               59,350          53,778
   Prepaid expenses and other                           2,075           1,650
                                                     --------        --------
      Total current assets                           $ 71,687        $ 64,149

   Property, fixtures and equipment, net                5,795           5,733
   Video inventory held for rental, net                 2,209           2,123
   Other assets                                           894           1,205

                                                     --------        --------

      Total assets                                   $ 80,585        $ 73,210
                                                     ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
   Current portion of long-term debt                 $ 15,585        $ 12,510
   Accounts payable                                    30,600          22,149
   Accrued expenses and other                           5,265           4,749
                                                     --------        --------
      Total current liabilities                        51,450          39,408

   Long-term debt, net of current portion              25,500          25,950
   Other liabilities                                      613           1 028
                                                     --------        --------

      Total liabilities                                77,563          66,386
                                                     --------        --------

Commitments and Contingencies
Shareholders' Equity:

Preferred stock, $.10 par; authorized and
  unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,311,670 and
  2,245,715 shares, respectively                           22              22
Additional paid-in capital                             21,395          21,305
Accumulated deficit                                   (18,394)        (14,502)
                                                     --------        --------
                                                        3,023           6,825
Treasury stock, at cost                                     1               1
                                                     --------        --------
Total shareholders' equity                              3,022           6,824
                                                     --------        --------

Total liabilities and shareholdlers' equity          $ 80,585        $ 73,210
                                                     ========        ========

See accompanying Notes to Consolidated Financial Statements.



                      PHARMHOUSE CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                (Unaudited)



                                Nine Months Ended        Three Months Ended
                                -----------------        ------------------
                             November 2,  October 28,   November 2,   October 28,
                                 1996        1995           1996         1995

Revenues:
  Net store sales            $ 163,563     $ 134,682      $  54,875   $  57,812
  Video rental, service
   and other income              5,655         4,486          1,882       1,964
                             ---------     ---------      ---------   ---------
                               169,218       139,168         56,757      59,776
                             ---------     ---------      ---------   ---------

Costs and expenses:
  Cost of merchandise and
   services sold               128,449       107,362         43,742      45,896
  Selling, general and
   administrative               41,329        32,537         13,986      14,162
                             ---------     ---------      ---------   ---------
                               169,778       139,899         57,728      60,058
                             ---------     ---------      ---------   ---------

Loss from operations              (560)         (731)          (971)       (282)

Interest expense                 3,332         2,513          1,119        1,002
                             ---------     ---------      ---------    ----------
Loss before extraordinary
  item                       $  (3,892)    $  (3,244)     $  (2,090)   $  (1,284)

Extraordinary item                 -             618            -            -
                             ---------     ---------      ---------    ---------

Net loss                     $  (3,892)    $  (2,626)     $  (2,090)   $  (1,284)
                             =========     =========      =========    =========

Per common share:

Loss before extraordinary
  item                       $  (1.73)     $  (1.46)      $  (0.91)    $  (0.58)

Extraordinary item           $    -        $   0.28       $    -       $    -
                             ---------     --------       --------     --------

 Net loss per Common Share   $  (1.73)     $  (1.18)      $  (0.91)    $  (0.58)
                             ========      ========       ========     ========

 Average shares outstanding  2,251,603     2,233,084      2,289,288    2,233,090


See accompanying Notes to Consolidated Financial Statements


                  PHARMHOUSE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)


                                                           Nine Months Ended
                                                           -----------------
                                                       November 2,     October 28,
                                                          1996            1995
Cash Flows provided (used) by Operating Activities:
 Net loss                                             $ (3,892)       $ (2,626)
 Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Depreciation and amortization                       2,052           1,134
     Decrease in deferred rent                             (20)             (7)
     Gain on early extinguishment of debt                  -              (618)
 Changes in operating assets and liabilities
   exclusive of amounts arising from Acquisition:
     (Increase) decrease in:
        Accounts receivable, net                        (1,091)         (2,194)
        Merchandise inventory                           (5,572)         (6,198)
        Prepaid expenses and other                        (425)             79
        Other assets                                       311              -
      Increase (decrease) in:
        Accounts payable                                 8,451          16,392
        Accrued expenses and other liabilities             121           2,119
                                                      --------         -------
Net Cash Flows provided (used) by Operating
 Activities                                                (65)          8,081
                                                      --------         -------

Cash Flows used by Investing Activities:
 Acquired business, net of store cash acquired            -            (37,734)
 Purchase of property and equipment, net                  (888)         (1,243)
 Purchase of video inventory held for rental, net       (1,312)         (1,013)
                                                      --------        --------
 Net Cash Flows used by Investing Activities            (2,200)        (39,990)
                                                      --------        --------

Cash Flows provided by Financing Activities:
 Revolver borrowings, net                                3,075           4,108
 Borrowings to finance Acquisition                         -            41,560
 Retirement of debt                                        -            (7,481)
 Prepayment of Purchase Money Note                         -            (4,118)
 Paydown of Subordinated Loan                             (450)           (150)
 Proceeds from issuance of common stock
  and exercise of stock options and warrants                90              -
                                                      --------        --------
Net Cash Flows provided by Financing Activities          2,715          33,919
                                                      --------        --------

Net increase in cash                                       450           2,010
Cash, beginning of period                                2,884           1,313
                                                      --------        --------
Cash, end of period                                   $  3,334        $  3,323
                                                      ========        ========

Supplemental information:
 Interest payments                                    $  2,483        $  2,280


See accompanying Notes to Consolidated Financial Statements


                             PHARMHOUSE CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Nine Months Ended November 2, 1996
                                     (Unaudited)


NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended February 3, 1996 ("Fiscal 1996") included in the Company's Annual Report on Form 10-K heretofore filed with the Securities and Exchange Commission. The results of operations reported upon herein for the three month and nine month periods ended November 2, 1996 (representing the Fiscal 1997 third quarter and first nine months, respectively) and the three month period ended October 28, 1995 (representing the Fiscal 1996 third quarter) reflect revenues and expenses for the 24
"The Rx Place" deep discount drug stores (the "Rx Place Stores") acquired on April 28, 1995 (the "Acquisition") from F.W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively, "Woolworth"), pursuant to the terms of an Asset Purchase Agreement (as amended, the "Acquisition Agreement").
The results of operations reported upon herein for the nine month period ended October 28, 1995 reflect revenues and expenses of the Rx Place Stores for the two day period of April 28 - April 29, 1995 (representing the last two days of the Fiscal 1996 first quarter) as well as for the entire Fiscal 1996 second quarter and third quarter.

Certain amounts in the Fiscal 1996 third quarter consolidated financial statements have been reclassified to be consistent with the Fiscal 1997 third quarter presentation.

NOTE 2 - ACQUISITION
On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of 24 "The Rx Place" discount drug stores (the
"Rx Place Stores"). The total acquisition cost, net of store cash acquired, amounted to approximately $39.5 million and consisted of the following items:
$23.5 million in cash; notes issued to Woolworth amounting to $12.5 million with maturity dates ranging from January 1996 to April 1998 (the "Purchase Money Notes"); $2.9 million for the related costs of acquisition (includes cost of issuance of warrants, see Note 4) and $0.6 million in other liabilities. In June 1995, the Company prepaid approximately $4.1 million of the Purchase Money Note due in January 1996 at a discount and recorded an extraordinary gain of $618,000. The Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes, pending resolution of the Company's claims against Woolworth (See Note 6 - Woolworth Lawsuit; Pending Settlement).

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

Pro Forma Information
The following unaudited pro forma summary information for the first nine months of Fiscal 1996 has been prepared giving effect to the Acquisition and the related financing as if the Acquisition and related financing had occurred on the first day of Fiscal 1996. The unaudited pro forma results, however, are not necessarily indicative of the actual results that may have been obtained had the Acquisition and the related financing actually occurred on the first day of Fiscal 1996 nor are they indicative of future operating results of the Company.

                           Nine  Months Ended
                            October 28, 1995
                            (000's omitted)

 Revenues                     $183,367

 Net loss                     $(15,553)*

 Net loss per common share    $ ( 6.96)

* Approximately 76% of the loss is directly attributable to the operation of the Rx Place Stores during the period January 29, 1995 to April 28, 1995 as reported by Woolworth.

THE FOREGOING UNAUDITED PRO FORMA SUMMARY INFORMATION REFLECTS THE RESULTS OF OPERATIONS OF THE 24 RX PLACE STORES FOR THE PERIOD PRIOR TO THE ACQUISITION BASED UPON FINANCIAL STATEMENTS PROVIDED TO THE COMPANY BY WOOLWORTH. THE COMPANY HAS INSTITUTED LEGAL PROCEEDINGS AGAINST WOOLWORTH WHICH PERTAIN, AMONG OTHER MATTERS, TO THE RESULTS OF OPERATIONS AND CERTAIN ASSETS OF THE RX PLACE STORES ACQUIRED BY THE COMPANY FROM WOOLWORTH (SEE NOTE 6 - WOOLWORTH LAWSUIT; PENDING SETTLEMENT).


NOTE 3 - BORROWINGS
A summary of the Company's borrowings at November 2, 1996 is as follows (000's omitted):
                                              Current     Non-current
                                     Total    portion        portion
                                  --------   ---------      --------

Senior Credit Facility            $ 30,562   $  6,562*      $ 24,000
Subordinated Loan                    2,100        600          1,500
Purchase Money Notes-Woolworth       8,422**    8,422
                                  --------   --------       --------

                                  $ 41,084   $ 15,584       $ 25,500
                                  ========   ========       ========

* This amount is classified as "current" for financial reporting purposes and is subject to the same terms and conditions as the portion which is classified as "non-current".

** In January 1996, the Company instituted legal proceedings against Woolworth asserting several causes of action arising out of the Acquisition. Pending resolution or settlement of such legal proceedings, the Company is withholding payment of all remaining installments of principal and interest arising under the Purchase Money Notes. As a result of management's decision to withhold all remaining installments of principal and interest to Woolworth, the Purchase Money Notes have been classified as current liabilities in these financial statements. (For further information, see
Note 6 - Woolworth Lawsuit; Pending Settlement.)

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

During the Fiscal 1997 third quarter, the Company's net worth fell below the required minimum level established under the Senior Credit Facility. By amendment to the Senior Credit Facility, the Company's senior secured lender has, for a fee, waived the Company's non-compliance with the prior minimum net worth requirement for the period prior to February 1, 1997 and has agreed to a new minimum adjusted net worth requirement of $3.0 million. In determining the Company's future compliance with that new adjusted net worth minimum requirement, however, any non-cash gains (or losses) resulting from the cancellation or forgiveness of the indebtedness owing by the Company to Woolworth evidenced by the Purchase Money Notes (which is contemplated by the settlement agreed upon in principle by the Company and Woolworth and reported upon elsewhere in this Report) will be excluded.

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

NOTE 4 - WARRANTS
In Fiscal 1996, in connection with the Acquisition, the Company issued warrants to Brenner Securities Corporation ("Brenner"), the Company's investment banking firm in such transaction, to purchase 85,867 of the Company's Common Shares (such amount being equal to 3% of the Company's then issued and outstanding shares, including Common Share equivalents), subject to certain anti-dilution protection, for a per share exercise price of $0.94. The difference between the fair market value of the Company's Common Shares on the date of grant and the exercise price was included in the acquisition
cost of the Rx Place Stores.   On behalf of Brenner, the Company filed a
registration statement under the Securities Act of 1933 covering all such warrants and the Common Shares issuable upon exercise thereof. As of December 1, 1996, all of such warrants were exercised by Brenner and the underlying Common Shares sold pursuant to such Registration Statement.

In December 1991, the Company issued warrants to its then secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. These warrants were still outstanding as at December 1, 1996. A major portion of such warrants expire on December 31, 1997 and the balance expire on December 31, 1998.

NOTE 5 - LOSS PER COMMON SHARE
Loss per Common Share for each period presented is based on the weighted average number of Common Shares outstanding during the respective periods. Common Shares issuable with respect to outstanding warrants and stock options were not included in the computations since the inclusion of such shares would be anti-dilutive.

NOTE 6 - WOOLWORTH LAWSUIT; PENDING SETTLEMENT
In January 1996, the Company instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties made by Woolworth in connection with the Acquisition.

Pending resolution of the Company's claims in the above-described action, the Company has withheld payment of all further installments of principal and interest arising under the Purchase Money Notes. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders which are effective through February 1, 1997.

For further information concerning the Company's claims and the current status of the proceedings, reference is made to Note 6 to the financial statements included in the Company's Form 10-Q Report for the fiscal quarter ended August 3, 1996.

As of the date of this Report, the Company and Woolworth have agreed in principle to settle the pending litigation previously initiated by the Company in connection with its purchase of 24 Rx Place stores from Woolworth in April 1995. Although a settlement agreement has not been finalized as of this date, the major aspects of the settlement include Woolworth's forgiveness of indebtedness (including $8.4 million in Purchase Money Notes arising out of the April 1995 acquisition of 24 Rx Place stores) and the return of certain underperforming stores to Woolworth during the early part of Fiscal 1998. Although the terms of settlement with Woolworth remain to be finalized and documented and there can be no assurance that the settlement will ultimately be consummated, management of Pharmhouse Corp. is optimistic that this settlement will be accomplished during the Company's Fiscal 1997 fourth quarter.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION

General
Pharmhouse Corp. (the "Company" ) currently operates a chain of 38 deep discount drug stores, 14 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which are operated under the name The Rx Place (the "Rx Place Stores").

Based upon the terms of the agreement in principle with Woolworth to settle certain pending litigation arising out of the Acquisition and assuming the settlement is consummated in the immediate future, as to which there can be no assurance, the Company will return certain under-performing Rx Place stores to Woolworth during the early part of Fiscal 1998.

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

During February 1996, the Company moved its distribution operation to a 100,000 square foot cross-docking distribution facility, located in Pottstown, Pennsylvania, which has certain advantages compared to the prior facility. First, the new facility is geographically closer to a greater number of the Company's stores and, as a result, management anticipates a substantial savings in freight costs. Second, freight can be processed more quickly and shipped to stores within 48 to 72 hours of receipt due to the larger size and more efficient layout compared to the previous facility. Management has also set up break-pack capability in the distribution facility which permits the Company to distribute smaller quantities of merchandise to its stores for certain slower moving merchandise categories.

During November 1996, the Company substantially completed the relocation of its invoice processing function from its administrative headquarters located in New York City to the new distribution facility. This relocation began in August 1996.

During September 1996, the Company instituted a new procedure for returning merchandise to vendors. Under the new procedure, damaged and expired goods are accumulated at a central reclamation center and then returned to vendors or disposed of, in accordance with instructions received from vendors. Management believes that this will result in a more timely return of merchandise to vendors, a reduction of handling costs at the store level and reduced paperwork.

Results of Operations
The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the nine month and three month periods ended November 2, 1996 and for the nine month and three month periods ended October 28, 1995, respectively:

                     Nine months ended       Three months ended
                 November 2,  October 28,  November 2,  October 28,
                    1996         1995         1996         1995
                 -----------  -----------  -----------  -----------
 Revenues          100.0%       100.0%       100.0%       100.0%

 Cost of
 merchandise and
 services sold      75.9         77.2         77.0         76.8
                    ----         ----         ----         ----

 Gross profit       24.1         22.8         23.0         23.2

 Selling, general
 and administrative
 expense            24.4         23.3         24.6         23.7
                    ----         ----         ----         ----
 Loss from
 operations         (0.3)        (0.5)        (1.6)        (0.5)

 Interest expense    2.0          1.8          2.0          1.7
                    ----         ----         ----         ----
 Loss before
 extraordinary
 item               (2.3)        (2.3)        (3.6)        (2.2)
 Extraordinary item   -           0.4           -            -
                    ----         ----         ----         ----

 Net loss          (2.3%)       (1.9%)       (3.6%)       (2.2%)
                   ======       ======       ======       ======


THIRD QUARTER OF FISCAL 1997 VS. THIRD QUARTER OF FISCAL 1996

Revenues
During the Fiscal 1997 third quarter, revenues (including video rental, service and other income) were $56.8 million compared with $59.8 million during the third quarter of Fiscal 1996, a decrease of $3.0 million, or 5.0%. The lower revenues resulted primarily from the disappointing performance of the Rx Place Stores. Same-store revenue during the Fiscal 1997 third quarter decreased 0.2% for the Pharmhouse Stores and 7.5% for the Rx Place Stores. Excluding one Pharmhouse store which has been negatively affected by new competition since November 1995, same-store revenues for the other 13 Pharmhouse stores increased 1.4% during the Fiscal 1997 third quarter compared with the corresponding quarter in the prior year.

Same-store revenues for the Pharmhouse Stores have improved during each successive quarter during Fiscal 1997 compared to the corresponding periods in the prior fiscal year as follows: a decrease of 4.2% during Fiscal 1996;
a decrease of 2.9% during the Fiscal 1997 first quarter; a decrease of 1.6% during the Fiscal 1997 second quarter; and a decrease of 0.2% during the Fiscal 1997 third quarter. Management believes that the continuing improvement has resulted from several factors including better in-stock position and the continuing installation of new merchandise modules including plan-o-grams and automatic replenishment systems.

Gross Profit
The Fiscal 1997 third quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution costs) was $13.0 million compared to $13.9 million in the prior year, a decrease of $0.9 million, or 6.2%. The decrease in the current quarter is primarily attributable to lower revenues compared to the prior year's third quarter. Although the Company's Fiscal 1997 comparative third quarter gross profit percentage decreased slightly from the corresponding quarter in the prior year (23.0% versus 23.2%), the Fiscal 1997 third quarter gross profit percentage was substantially below the 24.7% result achieved during the first six months of Fiscal 1997. The shortfall in the Company's Fiscal 1997 third quarter gross profit percentage compared with the first six months of Fiscal 1997 resulted from additional markdowns taken during the third quarter which were related to the final sale of Rx Place merchandise originally purchased from Woolworth (which was substantially completed during the third quarter). In addition, higher than normal markdowns for summer merchandise were taken during the Fiscal 1997 third quarter because of unseasonably cool summer weather.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense was approximately $14.0 million for the Fiscal 1997 third quarter compared to $14.2 million in the prior year's third quarter, a decrease of approximately $0.2 million, or 1.2%. A decrease in store expenses of $803,000 (consisting primarily of a $343,000 reduction in store payroll and a $539,000 net reduction in advertising expense (resulting from a significant increase in coop advertising allowances) was substantially offset by the following items:
$153,000 of increased occupancy costs related to certain Rx Place stores (approximately 60% of the increased occupancy costs relate to the Closing Stores); $225,000 of increased costs to operate the new distribution facility (partially attributable to this facility performing additional functions such as operating a break-pack department); increased general and administrative salaries of $194,000 (primarily for two additional senior level executives hired during the Fiscal 1996 fourth quarter in connection with the Acquisition and additional accounts payable staff hired in connection with the relocation of the Company's invoice processing department to the distribution facility); and, a $111,000 gain from the sale of fully depreciated store fixtures and equipment which was included in the prior year's third quarter SG&A expense. As previously noted, store payroll decreased $343,000, or 5.9%, during the Fiscal 1997 third quarter compared with the prior fiscal year's third quarter. Additional store payroll reductions were phased-in during the latter part of the Fiscal 1997 third quarter. As a percentage of revenues, SG&A expense was 24.4% for the current quarter compared with 23.3% for the Fiscal 1996 third quarter. The percentage increase in SG&A expense during the current quarter is primarily attributable to lower revenues.

Operating Loss
The Company's Fiscal 1997 third quarter operating loss was $971,000 compared with an operating loss of $282,000 for the comparable quarter in Fiscal 1996. The increase in the operating loss is attributable to poor same-store revenue generated by the Rx Place stores and to a lower gross profit percentage resulting from higher than normal markdowns. As previously noted, a significant portion of the additional markdowns resulted from the final sale of Rx Place merchandise originally purchased from Woolworth as well as from markdowns taken throughout the 38 store chain in order to sell the remaining summer merchandise.

Interest Expense
Interest expense during the Fiscal 1997 third quarter was $1.1 million compared with $1.0 million during the comparable quarter of Fiscal 1996. The increase in the current quarter reflects higher average outstanding borrowings compared to the corresponding quarter in the prior year and interest on the Purchase Money Notes which has been accrued at default rates since the date of the commencement of the lawsuit against Woolworth (See
Note 6 - Woolworth Lawsuit; Pending Settlement).

Provision for Income Taxes
Although the Company is not subject to federal income taxes due to the loss incurred in the third quarter of Fiscal 1997 (the Company also has significant net operating loss carry-forwards attributable to prior fiscal years), in certain states the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock, etc.). Such state and local taxes are not material and are included in SG&A expense.


FIRST NINE MONTHS OF FISCAL 1997 VS. NINE MONTHS OF FISCAL 1996

Revenues
During the first nine months of Fiscal 1997, revenues (including video rental, service and other income) were $169.2 million compared with revenues of $139.2 million for the first nine months of the prior year, an increase of $30.0 million, or 21.6%. The revenue growth is attributable to the Company's operation of 24 additional stores throughout the Fiscal 1997 first quarter compared to the corresponding quarter in the prior year (the Company operated the Rx Place Stores for only two days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995). On a same-store basis (consisting of the Pharmhouse Stores), revenues decreased $982,000, or 1.6%, during the first nine months of the Fiscal 1997 compared with the first nine months of Fiscal 1996. Excluding one Pharmhouse store which has been negatively affected by new competition since November 1995, same-store revenues for the other 13 Pharmhouse stores increased 0.1% during the first nine months of Fiscal 1997 compared with the first nine months of Fiscal 1996.

Gross Profit
The Company's gross profit (total revenues less costs of merchandise and services sold and freight/distribution costs) for the first nine months of Fiscal 1997 was $40.8 million, or 24.1% of revenues, compared with $31.8 million, or 22.8% of revenues, for the first nine months of the prior year, an increase of $9.0 million. The increase in gross profit resulted from a higher gross profit percentage achieved during the first nine months of Fiscal 1997 compared with the first nine months of Fiscal 1996 (24.1% versus 22.8%) and from the operation of 24 additional stores during the Fiscal 1997 first quarter compared to the corresponding quarter in the prior year. (The Company operated the Rx Place Stores for only two days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995).

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expense in the first nine months of Fiscal 1997 was $41.3 million, or 24.4% or revenues, compared to $32.5 million, or 23.3% of revenues, during the prior year comparable period, an increase of $8.8 million, or 27.1%. The increase in SG&A expense is attributable to the Company's operation of 24 additional stores during the Fiscal 1997 first quarter compared to the prior year's first quarter. (The Company operated the Rx Place Stores for only two days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995). The increase in SG&A expense as a percentage of revenue is attributable to lower revenues generated during the Company's Fiscal 1997 second and third quarters, compared with the corresponding quarters in the prior year.

Operating Loss
The Company's operating loss during the first nine months of Fiscal 1997 was $171,000 less than that incurred during the first nine months of Fiscal 1996. The improvement is attributable to increased gross profit of $9.0 million (primarily from increased revenues generated from operating a greater number of stores and improved gross profit percentage for the entire chain) offset by increased SG&A expense of approximately $8.8 million (which resulted from operating a greater number of stores).

Interest Expense
Interest expense during the first nine months of Fiscal 1997 was $3.3 million compared with $2.5 million during the first nine months of Fiscal 1996. The increase is attributable to the following: higher levels of borrowing under the credit facility based upon increased working capital requirements for 24 additional stores during the first nine months of Fiscal 1997 versus the first nine months of Fiscal 1996 (the Company operated the Rx Place Stores for only two days during the Fiscal 1996 first quarter, having acquired such stores on April 28, 1995); substantially increased borrowings incurred in connection with the acquisition of the Rx Place Stores; and to interest on the Purchase Money Notes which has been accrued at default rates since the date of the commencement of the lawsuit against Woolworth in January 1996 (See Note 6 - Woolworth Lawsuit; Pending Settlement).

Net Loss
For the first nine months of Fiscal 1997, the Company reported a net loss of $3.9 million, or $1.73 per share, compared with a net loss of $2.6 million, or $1.18 per share, for the first nine months of Fiscal 1996. The net loss for the first nine months of Fiscal 1996 reflected an extraordinary gain of $0.6 million from the early retirement of a portion of the Woolworth debt.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
During the first nine months of Fiscal 1997, the Company's operating activities used cash of $65,000. An increase in accounts payable of $8.5 million and depreciation and amortization charges of $2.1 million were offset by increased investment in merchandise inventory of $5.6 million (the Company's inventory peaks during the October/November period in anticipation of the holiday selling season), increased investment in accounts receivable of $1.1 million (attributable to the continuing increase in the proportion of pharmacy revenues generated by insurance plans) and the funding of the $3.9 million net loss.

Investing Activities
During the first nine months of Fiscal 1997, capital expenditures amounted to approximately $2.2 million, consisting of $1.3 million for the purchase of video inventory held for rental and $0.9 million for property and equipment (consisting primarily of enhancements to store level receiving and support systems and fixtures for the Rx Place Stores). During the first quarter of Fiscal 1997, a temporary hold for substantially all major capital improvements was instituted until such time as the Company achieves profitability.

Financing Activities
Net borrowings under the Company's Senior Credit Facility increased approximately $3.1 million during the Fiscal 1997 third quarter. As of November 2, 1996, outstanding borrowings under the Senior Credit Facility were approximately $30.6 million.

Summary of Borrowings
In late April 1995, the Company entered into the Senior Credit Facility which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory (at cost) or $45.0 million at borrowing rates of prime plus 1.5% or LIBOR plus 3.5% and facility fees. The initial borrowings under the Senior Credit Facility were used to finance a portion of the Acquisition, as previously described, to repay in full the indebtedness of the Company under its then existing senior and subordinated secured loans in the amount of approximately $7.5 million and to provide working capital to the Company for the operation of its 38 stores. The indebtedness under the Senior Credit Facility is secured by substantially all of the Company's assets, prohibits the payment of dividends and requires that the Company maintain minimum net worth levels.

In connection with the Acquisition, the Company received a $3.0 million Subordinated Loan from an unaffiliated supplier and $1.0 million in extended dating of certain accounts payable for 12 to 18 months, $333,333 of which was paid in April 1996, $333,333 of which was paid in July 1996 and the final $333,334 of which was paid in October 1996. Furthermore, the Company issued Purchase Money Notes to Woolworth in an aggregate principal amount of $12.5 million, of which $4.1 million were was prepaid on June 28, 1995 at a discount in the amount of approximately $0.6 million for which the Company recorded an extraordinary gain. In light of its pending legal action against Woolworth, the Company has elected to withhold payment of the remaining installments of principal and interest payable under the Purchase Money Notes pending resolution of the Company's claims therein. The Company's senior secured and subordinated secured lenders have consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and have granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders through February 1, 1997. Assuming any such waivers are required, management has no reason to believe that, upon expiration of such waivers now in effect, the senior secured and subordinated secured lenders will not grant further waivers.

During the Fiscal 1997 third quarter, the Company's net worth fell below the required minimum level established under the Senior Credit Facility. By amendment to the Senior Credit Facility, the Company's senior secured lender has, for a fee, waived the Company's non-compliance with the prior minimum net worth requirement for the period prior to February 1, 1997 and has agreed to a new minimum adjusted net worth requirement of $3.0 million. In determining the Company's future compliance with the new adjusted net worth minimum requirement, however, any non-cash gains (or losses) resulting from the forgiveness of the indebtedness owing by the Company to Woolworth evidenced by the Purchase Money Notes (which is contemplated by the settlement agreed upon in principle by the Company and Woolworth and reported upon elsewhere in this Report) will be excluded.

Working Capital
Working capital amounted to $20.2 million at November 2, 1996 compared to $24.7 million at February 3, 1996. The ratio of current assets to current liabilities was 1.4 at the end of the third quarter of Fiscal 1997 and 1.6 at the end of Fiscal 1996.

Assuming the continuing availability of trade credit at current levels and the combination of the financing made available through the Senior Credit Facility and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements through the next fiscal year. In addition, the pending settlement with Woolworth reported upon elsewhere in this Report, accomplished in the future as to which there can be no assurance, is likely to have a materially favorable impact on the Company's financial condition. See Note 6 to the Company's Consolidated Financial Statements contained elsewhere in this Report.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to the Registrant's Consolidated Financial Statements included in
Part 1 of this Report for a description of recent developments in the Registrant's pending legal proceedings against Woolworth.

Item 3.  Default Upon Senior Securities

Reference is made to Notes 3 and 6 to the Registrant's Consolidated Financial Statements included in Part I of this Report with regard to certain defaults under the Registrant's Senior Credit Facility and Subordinated Loan which have been waived by its senior secured and subordinated lenders upon the terms therein described.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pharmhouse Corp.
                                   (Registrant)

Date: December  23, 1996           By:/s/ Kenneth A. Davis
                                   Kenneth A. Davis
                                   President, Chief Executive
                                   Officer and Chief Operating
                                   Officer

Date: December  23, 1996           By:/s/ Richard A. Davis
                                   Richard A. Davis
                                   Senior Vice President-Finance
                                   and Chief Financial Officer