Form 10-K405
period 1997-02-01
PHARMHOUSE CORP
filed 1997-05-02
CIK 71985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended February 1, 1997 Commission File #1-7090


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

                                 (212) 477-9400
               (Registrants telephone number, including area code)

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

                           YES  X            NO ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

                           YES X             NO ____

The aggregate market value of the Registrant's Common Shares held by persons (other than officers and directors and their affiliates) of the Registrant at April 18, 1997, was approximately $10,569,540.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES  X            NO ____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 18, 1997.

                Class                           Number of Shares
         Common Shares
         par value $.01 per share                   2,374,443

                      Documents incorporated by Reference:

1. The Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

2. The Registrant's Quarterly Report on Form 10-Q for the Quarter ended November 2, 1996.

3.       The Registrant's Current Report on Form 8-K dated February 6, 1997.

PART I

Item 1.  Business

Pharmhouse Corp.(the "Registrant" or the "Company" ) operates a chain of 38 deep discount drug stores, 14 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which are operated under the name The Rx Place (the "Rx Stores"). Pursuant to the terms of a Mutual Release and Settlement Agreement, dated January 31, 1997 (the "Woolworth Settlement"), between the Registrant and F.W. Woolworth Co. and Woolworth Corporation (collectively, "Woolworth"), it is anticipated that the Registrant will cease to operate up to seven of the Rx Stores (the "Affected Stores") purchased from Woolworth. Two of the seven Affected Stores specified in the Woolworth Settlement and one Pharmhouse store are currently being closed; and, assuming that the Registrant exercises its option, subject to the conditions of the Woolworth Settlement, to reassign the leases for the five remaining Affected Stores to Woolworth by July 31, 1997, the Registrant will be operating a total of 30 discount drug stores thereafter.

The Registrant's stores are located primarily in the mid-Atlantic and New England states and emphasize a pricing policy of everyday deep discount prices on all merchandise. The Pharmhouse Stores are approximately 35,000 square feet in size and the Rx Stores are approximately 25,000 square feet. The Registrant maintains one distribution center in Pennsylvania to support its store operations.

(a) General Development of the Registrant's Business Since Commencement of the Fiscal Year Ended February 1, 1997 ("fiscal 1997")

Since the commencement of fiscal 1997, the following significant events have occurred with respect to the Registrant and its business:

         (i)   Woolworth Settlement

         During fiscal 1997, the Registrant operated 14 Pharmhouse Stores as well as 24 Rx Stores which were acquired by the Registrant from Woolworth in late April 1995 (the "Acquisition"). The Rx Stores consist of deep discount drug stores which offer categories of merchandise similar to those offered by the Registrant's Pharmhouse Stores, including health and beauty care products, prescription drugs, video rentals and other merchandise described under "Merchandise" in paragraph (c) of this Item 1.

         In January 1996, the Registrant instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties in the asset purchase agreement (the "Asset Purchase Agreement") governing the Acquisition (the "Legal Proceedings"). The Registrant's claims were based upon its belief that material misrepresentations were made by Woolworth regarding the inventory and gross profit margins of the acquired Rx Stores and that the Registrant had been damaged as a result thereof. Subsequent to the initiation by the Registrant of these legal proceedings, Woolworth commenced arbitration proceedings relating to the issues raised by the Registrant in the Legal Proceedings.

         On January 31, 1997, the Registrant and Woolworth and their respective affiliates entered into the Woolworth Settlement pursuant to which the Registrant and Woolworth resolved their outstanding disputes arising out of the sale by Woolworth to the Registrant of the inventory, fixtures and leases pertaining to the 24 Rx Stores in the Acquisition. The principal provisions of the Woolworth Settlement include:

         (A) The dismissal of the pending Legal Proceedings instituted by the Registrant and the withdrawal of all claims asserted by Woolworth in the arbitration proceedings with prejudice plus the exchange of reciprocal general releases between the Registrant (including its principal officers) and Woolworth, subject only to the continuing obligations of the respective parties under the Woolworth Settlement.

         (B) The cancellation of two of the three promissory notes of the Registrant held by Woolworth which represented the then outstanding balance of the deferred portion of the purchase price owing by the Registrant to Woolworth for the assets of the Rx Stores pursuant to the Asset Purchase Agreement. (As of December 28, 1996, the principal and accrued interest of these three promissory notes amounted to approximately $9.5 million). The third promissory note (in the original principal amount of $2.9 million and originally due on April 28, 1998) was modified by the terms of the Woolworth Settlement and, as so modified, represents a remaining contingent obligation of the Registrant in the principal amount of $1 million (which does not bear interest) and will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. Accordingly, by reason of the Woolworth Settlement, the Registrant's indebtedness to Woolworth was reduced by approximately $8.5 million after giving effect to the remaining $1 million contingent obligation represented by the modified third promissory note. (See Note 12 of Notes to the Consolidated Financial Statements of the Registrant contained in Part IV of this Report).

         (C) Pursuant to the Woolworth Settlement, the Registrant and Woolworth also agreed to the following arrangements with respect to seven (the "Affected Stores") of the 24 Rx Stores whose assets were acquired by the Registrant in the
Acquisition:

                  (i) The leases of two of the seven Affected Stores have either been reassigned or delivered by the Registrant to Woolworth and the Registrant will surrender the premises of such Affected stores by stipulated dates in the near future and the Registrant shall not thereafter have any further responsibility under such leases.

                  (ii) With respect to the remaining five Affected Stores, the Registrant has been granted the option by Woolworth to surrender possession and reassign the leases governing any one or more of these Affected Stores which has not shown a store operating profit during the four month period ending May 31, 1997 (as calculated by the Registrant). Such option is exercisable by the Registrant with respect to each of these five Affected stores by not later than July 31, 1997. Woolworth has reserved the right under the Woolworth Settlement to terminate the Registrant's possession of the premises of any one or more of these five Affected Stores and to require reassignment of their leases by the Registrant to Woolworth. In either such event, the Registrant will be required to surrender possession of the premises of any one or more these five Affected Stores within a stipulated period following the exercise by the Registrant of such option or by Woolworth of the right of assignment.

                  (iii) Woolworth further agreed to pay the rental and other fixed monthly charges payable to the landlords under each of the leases governing the seven Affected Stores as well as to reimburse the Registrant for such occupancy costs payable to such landlords commencing January 15, 1997 through the date of the reassignment or redelivery of the leases governing such stores or, in the case of the five Affected Stores referred to in clause (ii) of this paragraph
         (a)(i)(C), through July 31, 1997.

                  (iv) During the period that the Registrant remains in possession of any of the seven Affected Stores, the Woolworth Settlement permits the Registrant to retain all proceeds from the sale of inventory and other assets effected during the Registrant's occupancy of such stores.

                  (v) Registrant agreed to pay Woolworth certain prior outstanding rentals and other charges through January 31, 1997 (which were previously accrued in the Registrant's financial statements), subject to certain offsets in the Registrant's favor which, after giving effect to such offsets, equal approximately $195,000. Such amount is required to be paid by the Registrant by May 31, 1997.

         For further information concerning the seven Affected Stores and their current status, see Item 2 "Properties" in this Report.

         (D) Pursuant to the Woolworth Settlement, Woolworth extended the Registrant's license to use the service mark "The Rx Place" for an additional three year period beyond that set forth in the Asset Purchase Agreement and the Trademark License Agreement executed by the parties in connection with the Acquisition. As so extended, the duration of the Registrant's license to the service mark "The Rx Place" will extend to April 28, 2001, subject to the right of the Registrant to extend such license for one additional year on written notice to Woolworth prior to the expiration of the extended license term.

For further information concerning the provisions of the Woolworth Settlement, reference is hereby made to the Registrant's Current Report on Form 8-K dated February 6, 1997 and to a copy of the Woolworth Settlement filed as Exhibit
10.13 to this Report.

         (ii) Fiscal 1997 net income of $1.3 million (including an extraordinary gain of $7.1 million).

         Reference is made to the Selected Financial Data, in Item 6 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), in Item 7 of this Report, and the Registrant's Consolidated Financial Statements contained in Part IV of this Report, concerning the Registrant's net income of $1.3 million (including an extraordinary gain of $7.1 million) in fiscal 1997.

         (iii) Financing

         In connection with the Acquisition, the Registrant entered into new secured financing arrangements with Congress Financial Corp. ("Congress"), pursuant to which Congress provided the Registrant with a senior secured credit facility (the "Senior Credit Facility") equal to the lesser of $45 million or 60% of its eligible inventory. The Registrant also received a $3 million Subordinated Loan (the "Subordinated Loan") from one of its unaffiliated suppliers. The proceeds of the Senior Credit Facility and the Subordinated Loan were devoted to fund part of the cost of the Acquisition by the Registrant of the assets of the Rx Stores, including the transaction costs thereof, to repay certain previously outstanding indebtedness and to furnish the Registrant with increased financing to meet its increased working capital requirements incurred in connection with the operation of 38 deep discount drug stores. For further information concerning the terms of these financing arrangements, reference is made to item 1(a)(iii) of the Registrant's Report on Form 10-K for its fiscal year ended February 3, 1996 ("1996 Form 10-K").

         After commencing the Legal Proceedings against Woolworth, and prior to the execution of the Woolworth Settlement, the Registrant elected to withhold payment of further installments of principal and interest under the outstanding promissory notes held by Woolworth pending resolution of claims therein. The Registrant received waivers under the Senior Credit Facility and the Subordinated Loan agreements by reason of the withholding of such installment payments due and owing on such notes which, as described in paragraph (a)(i) of this Item 1, were canceled and modified under the Woolworth Settlement.

         During the fiscal 1997 third and fourth quarters, the Registrant's net worth fell below the minimum levels established under the Senior Credit Facility. The Registrant's senior secured lender waived the Registrant's non-compliance with such minimum net worth requirements to February 1, 1997 and has agreed to a new minimum net worth requirement of $6 million (determined at the close of each fiscal quarter) effective February 2, 1997, as more fully described in MD&A-"Liquidity and Capital Resources" in this Report.

         For further information concerning the foregoing matters, reference is hereby made to "Legal Proceedings" in Item 3 of this Report, Note 6 to the Registrant's Consolidated Financial Statements included in the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 1996 and MD&A "Liquidity and Capital Resources" in Item 7 of this Report.

(b)      Financial Information About Line of Business

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

Eleven Pharmhouse stores are located in smaller communities (rather than major metropolitan centers) in small strip shopping centers or free-standing facilities on major thoroughfares with substantial parking facilities. (For further information concerning the premises occupied by these eleven stores, reference is made to
Item 2 (b) of this Report). The Registrant opened two Pharmhouse stores in 1992 and one Pharmhouse store in 1993 in areas more densely populated than the locations in which most of its other Pharmhouse stores are situated, reflecting management's decision to expand its operations into such markets. The Pharmhouse Stores are located in single-story, air conditioned facilities and occupy on average 35,000 square feet. The Rx Stores are located in more densely populated areas than the older Pharmhouse Stores and occupy approximately 25,000 square feet each.

The Registrant's stores have pharmacies staffed by licensed pharmacists and are open seven days per week. However, subsequent to the end of fiscal 1997, the Registrant closed the pharmacies in five stores. These include, pharmacies in one Pharmhouse store and two Affected Stores being closed, as well as the pharmacies in two additional Affected Stores. For further information concerning the Affected Stores, see paragraph (a)(i)(C) of this Item 1.

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

MERCHANDISE

The Registrant's stores offer health and beauty care products, prescription drugs, cosmetics, stationery, video rentals, housewares, pet supplies, greeting cards, food, snacks, beverages and certain other merchandise. The Registrant's stores also offer certain merchandise on a seasonal basis, such as garden, patio and Christmas items. Such merchandise is sold at everyday deep discount prices. Except as described below, all merchandise is sold or, in the case of video rentals, rented through departments operated by the Registrant.

The following table sets forth information concerning the approximate percentages of the Company's revenues attributable to major merchandise categories:

                                                      Fiscal             Fiscal
Merchandise Category                                   1997              1996(*)
---------------------------                           -----              ------
Pharmacy                                               28.5%              28.7%
Health & Beauty Care
  and Related Items                                    24.3%              26.1%
                                                      -----              -----
                                                       52.8%              54.8%

Other Merchandise
Categories (no one
category accounting
for more than 10%)                                     47.2%              45.2%
                                                      -----              -----

Total                                                 100.0%             100.0%
                                                      =====              =====

(*) Certain percentages in fiscal 1996 were reclassified to conform with the fiscal 1997 presentation.

Most merchandise is ordered from unaffiliated suppliers through the Registrant's buying office, although certain merchandise is ordered at store level by store management and through unaffiliated rack jobbers. Where possible, as part of its deep discount merchandise pricing policy, the Registrant seeks to purchase merchandise in bulk at special prices from product manufacturers and other suppliers. Reorders of certain merchandise are processed at store level subject to review by the buying office staff. In addition, the Registrant consolidates the shipment of a significant percentage of its merchandise at a cross-docking distribution center operated by the Registrant in a leased facility in Pottstown, Pennsylvania in order to improve the coordination of shipments of merchandise to its stores.

SUPPLIERS

The Registrant purchases merchandise from a large number of unaffiliated suppliers and, except as described below, has no long-term contracts or commitments with any of these suppliers. During fiscal 1997, the Registrant purchased approximately 30% of its total merchandise from McKesson Drug Company ("McKesson"), a leading wholesale distributor of pharmaceutical and health and beauty care products. No other supplier accounted for more than 10% percent of the Registrant's total merchandise purchases during fiscal 1997.

In late April 1995, the Registrant and McKesson entered into a three-year merchandise supply agreement (the "Supply Agreement") governing future purchases of merchandise by the Registrant and providing for deferred payment by the Registrant of $1 million of existing trade payables during a period of 12 to 18 months following the closing date of the Acquisition (all of such deferred payments were made during fiscal 1997). The Supply Agreement provides that the Registrant will purchase a minimum of 90% of its pharmaceutical and certain other merchandise from McKesson.

COMPETITION

The Registrant's deep discount drug stores currently compete in their markets with local and discount drug chains, discount department stores, local pharmacies, other deep discount drug stores, supermarkets and other food stores, wholesale clubs and other retail outlets which offer similar merchandise. While there are several nationally-recognized deep discount drug store chains which are potential competitors to the Registrant's retail operations, the most significant existing competitor of the Registrant's stores is Wal-Mart Stores, Inc. ("Wal-Mart"). Wal-Mart, as well as certain of the Registrant's other competitors, has far greater financial resources and a far greater number of retail outlets than the Registrant currently has or expects to have in the foreseeable future. Management believes that the competitive factors which affect the business of the Registrant's stores primarily consist of price, depth of merchandise in certain categories, store location and store environment.

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

The Registrant anticipates that a portion of its advertising costs will continue to be offset by advertising allowances from unaffiliated suppliers in amounts which cannot be determined at this time. During fiscal 1997, the Registrant spent approximately $3.3 million for advertising and promotion, net of amounts contributed by suppliers through advertising allowances.

EMPLOYEES

As of April 18, 1997, the Registrant employed approximately 2,000 persons in its operations, including a substantial number of part-time employees. The Registrant is not a party to any collective bargaining agreements.

For further information with respect to the Registrant's retail operations, reference is made to MD&A in Item 7 of this Report.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Not applicable.

Item 2. Properties

(a) Stores
Of the Registrant's 38 stores currently in operation, 37 are located in leased premises and one is located in premises owned by the Registrant in Winchester, Virginia. One Pharmhouse store, which is leased on a month-to-month basis, and two of the Affected Stores are currently being closed. Pursuant to the Woolworth Settlement, these two Affected Stores are being returned to Woolworth and the Registrant has the option, exercisable by July 31, 1997, subject to the terms of the Woolworth Settlement, to reassign to Woolworth the leases for five remaining Affected Stores. For further information concerning terms of the Woolworth Settlement with respect to the leases of the Affected Stores, see Item 1(a)(i) of this Report.

The Registrant operates a distribution facility in Pottstown, Pennsylvania in leased premises occupying approximately 100,000 square feet at an annual rental of approximately $336,000. This facility became operational in February 1996. Prior thereto, the Registrant operated a distribution facility in leased premises in Annville, Pennsylvania occupying approximately 80,000 square feet. The lease for the prior distribution facility expired in fiscal 1996 without further lease obligation.

The following table sets forth the number of Pharmhouse stores and Rx stores in operation in each of the following states as of the date of this Report:

                                           Number of        Number of
                                       Pharmhouse stores    Rx stores     Total stores
                                       -----------------    ---------     ------------
Maryland                                       1              --               1

New Jersey(*)                                  2               9              11

New York(*)                                    5               5              10

Pennsylvania                                   2               3               5

Virginia                                       3              --               3

Connecticut                                   --               1               1

Massachusetts                                 --               2               2

Rhode Island                                  --               2               2
                                            ----            ----            ----

Total Stores                                  13              22              35
                                            ====            ====            ====

(*) Gives effect to the closing of three stores which include: in New Jersey - one Rx Store; in New York - one Pharmhouse Store and one Rx Store. Does not give effect to up to five additional Affected Stores which may be closed in the near future.

Twenty-six (26) leases governing the Registrant's store properties expire during the period from 1997 through 2001 and eight (8) such leases expire during the period from 2002 through 2006. In addition, thirty-one (31) of such leases have one or more renewal options for periods totaling from five to twenty years.

Existing store leases provide for contingent rental payments based on a percentage of revenues at varying rates of up to a maximum of two percent, subject to minimum revenue levels and other conditions. During fiscal 1997, rentals (including contingent rentals of $93,000) paid by the Registrant for all of its leased store locations aggregated approximately $7,655,000, net of sublease revenue of $904,000.

(b) Unoccupied Space in Pharmhouse Stores

Eleven Pharmhouse stores occupy only a portion of the space previously occupied by the Registrant's discount department stores which operated under the "Nichols" name in various states through 1990. Approximately 66% of the unoccupied space not being used in the operation of the Pharmhouse Stores was sublet or licensed during fiscal 1997 to a total of 30 unaffiliated tenants for aggregate annual rent revenue of approximately $904,000, which produced rental income, net of expenses, of $265,000 in fiscal 1997.

(c) Executive Offices

The Registrant's principal executive offices are located in leased premises at 860 Broadway, New York, New York and occupy approximately 12,000 square feet at an annual base rental of $150,000. The lease for the premises expires on June 30, 1998.

Item 3. Legal Proceedings

In January 1996, the Registrant instituted Legal Proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties in connection with the Acquisition. The Registrant's claims in the Legal Proceedings were based upon its belief that material misrepresentations were made by Woolworth regarding the inventory and gross profit margins of the acquired stores and that the Registrant was damaged as a result thereof.

Pending resolution of the Registrant's claims in the Legal Proceedings, the Registrant withheld payment of all further installments of principal and interest owing to Woolworth with respect to three promissory notes evidencing the deferred portion of the Acquisition purchase price (the "Purchase Money Notes") after commencement of the lawsuit. The Registrant's senior secured and subordinated secured lenders consented to the withholding by the Registrant of payment of the January 1996 installments of principal and interest under the Purchase Money Notes and granted waivers of the relevant cross-default provisions of the agreements evidencing the Senior Credit Facility and the Subordinated Loan. The initial waivers granted by the Company's senior secured and subordinated secured lenders were effective through April 28, 1996. The Company's senior secured and subordinated secured lenders subsequently granted periodic extensions of these waivers which were effective through February 1, 1997.

On January 31, 1997, the Registrant and Woolworth entered into a Woolworth Settlement pursuant to which the Registrant and Woolworth resolved their outstanding disputes arising out of the April 1995 Acquisition. For further information, reference is made to Item 1(a), MD&A

Item 7 and Notes to the Consolidated Financial Statements contained in Part IV of this Report.

The Registrant is also subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the Registrant's ultimate liability, if any, arising out of such actions will not materially affect the financial condition or operations of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of fiscal 1997 to a vote of the Registrant's security holders.

Part II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

(a)   Identification of Principal Market
The Registrant's Common Shares, $.01 par value, are currently traded in The Nasdaq SmallCap Market, a segment of The Nasdaq Stock Market, under the symbol "PHSE". The following table sets forth the high and low bid and asked quotations of the Registrant's Common Shares for each quarterly period during the last two fiscal years as reported on the Nasdaq SmallCap Market.

                            Bid and Asked Quotations

   Fiscal
  Quarter                           Bid                         Ask
  Ending                    High            Low          High          Low
  ------                    ----            ---          ----          ---
 4/29/95                   3 1/4            3/8          3 5/8            5/8

 7/29/95                   6 1/4          2              6 7/8        2 11/16

10/28/95                   8 1/4          5 3/4          9            6 1/8

 2/03/96                   6 1/4          1 3/8          7            2

 5/04/96                   3 3/8          2 1/4          4            2 5/8

 8/03/96                   5              3              5 3/8        3

11/02/96                   5 3/8          3              5 7/8        3 3/8

 2/01/97                   8 3/4          4 1/2          9 1/4        4 3/4

On April 18, 1997, the last reported sale price for the Company's Common Stock on the Nasdaq SmallCap Market was $7.50 per share.

(b) Holders of Common Shares

The approximate number of holders of record of Common Shares of the Registrant as of April 18, 1997 was 2,367.

(c) Dividend History

During the past three fiscal years and through the date of this Report, the Registrant has not declared any cash or stock dividends and was, and continues to be, subject to restrictions against the payment of cash dividends under its agreements with its senior and subordinated lenders.

Item 6.  Selected Financial Data
The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and Related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report. The data as of February 1, 1997 and February 3, 1996 and for each of fiscal 1997, fiscal 1996 and fiscal 1995 are derived from the Registrant's audited Consolidated Financial Statements included elsewhere in this Report. The data as of January 28, 1995, January 29, 1994 and January 30, 1993 and for fiscal 1994 and fiscal 1993 are derived from the Registrant's audited Consolidated Financial Statements not included in this Report.

                (all amounts in thousands, except per share data)

                                                                         FISCAL
                                    ---------------------------------------------------------------------------------
                                        1997           1996(1)(2)         1995            1994               1993
                                    -------------     ------------     ----------     -------------     -------------
Income Statement Data:
Revenues                            $ 231,729         $ 209,529        $  89,602      $  98,241         $  97,301
Income (loss) from operations       $  (1,005)(3)     $     419        $  (1,037)     $  (2,769)(3)     $  (1,149)
Interest expense                    $   4,230         $   3,544        $     960      $     861         $     708
Extraordinary gain, net             $   7,142 (4)     $     618(4)     $      --      $      --         $      --
Net income (loss)                   $   1,334         $ ( 2,507)       $  (1,997)     $  (3,386)        $    (757)
Net income (loss) per share         $    0.59         $   (1.13)       $ ( 0.90)      $   (1.60)(6)     $   (0.37)(6)

                                                                    FISCAL YEAR ENDED
                                    ------------------------------------------------------------------------------
                                    February 1,       February 3,      January 28,     January 29,     January 30,
                                       1997            1996(1)(2)         1995            1994            1993
                                    -----------       -----------      -----------     -----------     -----------
Balance Sheet Data:
Working capital                      $24,882            $24,741          $ 4,732         $ 6,983         $ 9,611
Total assets                         $70,503            $73,210          $26,677         $30,465         $33,903
Long-term borrowings                 $24,400(5)         $25,950          $   300         $   800         $ 1,000
Stockholders' equity                 $ 8,351            $ 6,824          $ 9,004         $10,781         $13,200
Dividends declared                      None               None             None            None            None

(1) Includes operations of 38 stores effective April 28, 1995.

(2) Fifty-three week fiscal year.

(3) Excludes provision for store closure of $573 in fiscal 1997 and $(244) in fiscal 1994.

(4) The fiscal 1996 amount represents gain from a June 1995 prepayment, at a discount, of a portion of the Purchase Money Note due in January 1996. The Registrant withheld payment of further principal and interest obligations arising from the Purchase Money Notes after the Registrant commenced Legal Proceedings against Woolworth in January 1996. The fiscal 1997 amount represents Woolworth's forgiveness of $7.4 million of the Purchase Money Notes and $1.1 million of accrued interest, net of a provision for store closure for two closing Rx Stores, litigation settlement expenses and a related provision for income taxes, in connection with the Woolworth Settlement consummated between the Registrant and Woolworth on January 31, 1997. The Woolworth Settlement resolved all outstanding disputes which arose in connection with the Registrant's purchase of 24 Rx Stores in April 1995. For further information concerning disputes arising out of the Acquisition and other provisions of the Woolworth Settlement, reference is made to paragraph (a)(i) in Item 1 of this Report.

(5) Amount includes a $1.0 million contingent obligation expiring in July 1998 pursuant to the Woolworth Settlement. For further information concerning Woolworth's debt forgiveness, reference is made to paragraph (a)(i)(B) in Item 1 of this Report.

(6) All per share amounts have been restated to reflect the one for 4.35 reverse stock split effected April 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data presented in Item 6 of this Report and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements appearing in
Item 8 of this Report.

BACKGROUND

The most significant event affecting the Registrant in fiscal 1997 was the Woolworth Settlement of the Legal Proceedings initiated by the Registrant against Woolworth in January 1996 in connection with the Registrant's purchase of the Rx Stores in late April 1995. The major aspects of the Woolworth Settlement include debt and interest forgiveness, the right of the Registrant to return up to seven under-performing Rx Stores (the Affected Stores) to Woolworth and Woolworth's obligation to reimburse the Registrant for occupancy costs for the Affected Stores for specified periods.

The provisions of the Woolworth Settlement have improved the Registrant's balance sheet at February 1, 1997 as a result of Woolworth's forgiveness of $7.4 million in interest-bearing Purchase Money Notes and Woolworth's release of the Registrant's $1.1 million accrued interest obligation thereon. Further, the remaining $1 million portion of the Purchase Money Notes was converted to a $1 million non-interest bearing contingent note which will be forgiven by Woolworth in July 1998, subject to certain conditions. The provisions of the Woolworth Settlement should also enhance the Registrant's future operating results through the return of up to seven of the Affected Stores to Woolworth during the current fiscal year. Relative to the Registrant's other stores, the Affected Stores have generated low revenues and have high occupancy costs (certain of which costs escalated significantly during fiscal 1997). The Affected Stores sustained a $.7 million store operating loss during fiscal 1997 and a $.3 million store operating loss during fiscal 1996, both amounts being exclusive of corporate expense and financing allocations. Finally, Woolworth is reimbursing the Registrant for occupancy costs of the Affected Stores for a period of up to six and one-half months, commencing January 15, 1997, which represents an indirect cash infusion over such period. For further information concerning the terms of the Woolworth Settlement, reference is made to Item 1(a)(i) of this Report.

During the fourth quarter of fiscal 1997, by reason of the Woolworth Settlement, the Registrant recorded an extraordinary gain of $7.1 million, resulting from Woolworth's debt forgiveness, as previously described, net of a store closure provision for two Rx Stores being closed, litigation settlement expenses and related income taxes. A provision for store closure costs of $.6 million was also recorded by the Registrant during its fiscal 1997 fourth quarter related to one Pharmhouse store being closed. The Registrant has not yet made a determination as to whether any or all of the remaining five Affected Stores will be returned to Woolworth.

The Registrant reported fiscal 1997 net income of $1.3 million compared with a net loss of $2.5 million in fiscal 1996, an improvement of $3.8 million which resulted from the extraordinary gain realized in connection with the Woolworth Settlement amounting to $7.1 million less a store closure provision for one Pharmhouse store of $.6 million, a decrease in operating income (exclusive of the store closure provision) of $1.4 million and increased interest expense of $.7 million. Fiscal 1996 also included an extraordinary gain of $.6 million related to the early retirement of a portion of the Purchase Money Notes.

During fiscal 1997, the Registrant achieved several operational objectives which included the February 1996 relocation of its distribution function to a new facility located in Pottstown, PA, the relocation of the Registrant's invoice processing function from its New York City headquarters to the new distribution facility and the installation of an automated damage and returned goods reclamation center for all of the Registrant's stores.

For further information with respect to the operations of and other developments affecting the Registrant during fiscal 1997, the disputes arising out of the Acquisition and the related Woolworth Settlement, reference is made to Item 1(a)(i), and Item 3 and to the Notes to the Consolidated Financial Statements included in Part IV, of this Report.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain selected data appearing in the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                            Fiscal        Fiscal        Fiscal
                                             1997          1996          1995
                                            ------        ------        ------
Revenues                                    100.0%        100.0%        100.0%
Cost of merchandise sold                     76.1          76.1          76.4
                                            -----         -----         -----

Gross profit                                 23.9          23.9          23.6

Operating expenses:
  Selling, general and administrative        24.3          23.7          24.8
  Reserve for store closure                   0.3            --            --
                                            -----         -----         -----

Income (loss) from operations                (0.7)          0.2          (1.2)

Interest expense                              1.8           1.7           1.0
                                            -----         -----         -----

Loss before extraordinary gain               (2.5)         (1.5)         (2.2)

Extraordinary gain, net                       3.1           0.3            --
                                            -----         -----         -----

Net income (loss)                             0.6%         (1.2)%        (2.2)%
                                            =====         =====         =====

RESULTS OF OPERATIONS - FISCAL YEAR ENDED FEBRUARY 1, 1997 ("FISCAL 1997") COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 1996 ("FISCAL 1996")

Revenues
Fiscal 1997 revenues (including video rental, service and other income) were $231.7 million compared with $209.5 million in fiscal 1996, an increase of $22.2 million, or 10.6%. The revenue growth is attributable to the Company's operation of the Rx Stores for a full year in fiscal 1997 compared to operating these stores for nine months during the prior fiscal year (the Rx Stores were acquired on April 28, 1995, one day prior to the end of the Company's fiscal 1996 first quarter).

During fiscal 1997 (a 52 week fiscal year), same-store revenues (stores open for a full year in both fiscal years - consisting of 14 Pharmhouse stores) decreased $2.8 million, or 3.3%, compared to fiscal 1996 (a 53 week fiscal year). Management estimates that, after adjustment for a shorter fiscal year, fiscal 1997 same-store revenues decreased approximately $1.1 million, or 1.3%, compared with fiscal 1996. (Despite the decline in same-store store revenues, the fiscal 1997 gross profit generated by the Pharmhouse Stores remained unchanged from the prior year resulting from an improved gross profit percentage (described below)). Excluding one Pharmhouse store being closed, fiscal 1997 same-store revenues for 13 Pharmhouse stores decreased $1.4 million, or 1.7%, compared with fiscal 1996. Management estimates that, after adjustment for a shorter fiscal year, fiscal 1997 same-store revenues for the 13 continuing Pharmhouse stores increased approximately 0.2% compared with fiscal 1996.

Same-store revenues for the 24 Rx Stores during the fiscal 1997 second, third and fourth quarters decreased 9.0% compared with the comparable nine month period during fiscal 1996 consisting of a 12.6% same-store revenue decrease for the seven Affected Stores and a same-store revenue decrease of 7.9% for the remaining 17 Rx Stores. Management estimates that, after adjustment for a shorter fiscal period, same-store revenues decreased 5.6% for 17 Rx Stores (excluding the seven Affected Stores).

Gross Profit
The fiscal 1997 gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $55.3 million compared to $50.0 million in the prior year, an increase of $5.3 million, or 10.6%. The increase in gross profit is attributable to the contribution made by the Rx Stores which the Company operated for all of fiscal 1997 compared with approximately nine months during fiscal 1996. As a percentage of revenues, the Company's fiscal 1997 gross profit remained unchanged compared with fiscal 1996 at 23.9%. Improved gross margin generated by the Pharmhouse Stores (26.3% in fiscal 1997 versus 25.5% in fiscal 1996) was offset by lower gross margin generated by the Rx Stores (21.9% in fiscal 1997 versus 22.8% in fiscal 1996). During the fourth quarter of fiscal 1997, the Company recorded an adjustment to inventory of $.9 million, primarily related to the Rx Stores, to reflect inventory shrinkage in excess of amounts previously accrued. The shrinkage accrual rate used in fiscal 1997 was consistent with the Company's historical accrual rate.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense was $56.3 million during fiscal 1997 compared to $49.6 million in the prior year, an increase of $6.7 million, or 13.5%. The increase in SG&A expense is primarily attributable to store expenses incurred in connection with operating 24 additional stores for the full year during fiscal 1997 compared with operating these stores for approximately nine months during fiscal 1996.

As a percentage of revenues, SG&A expense increased to 24.3% in fiscal 1997 compared with 23.7% in fiscal 1996, resulting primarily from a .6% increase in occupancy costs for the Rx Stores and, in particular, the Affected Stores. Other items impacting SG&A expense include a .3% increase in costs to operate the Company's new distribution facility (primarily increased occupancy costs and warehouse payroll, a portion of which is attributable to the start-up of this facility during the fiscal 1997 first quarter as well as to this facility performing additional functions such as the operation of a break-pack department) and a .3% increase in general and administrative salaries, primarily to fill two senior level executive positions which were vacant prior to November 1995. Partially offsetting the SG&A expense increase was a .4% reduction in advertising expense which resulted from a significant increase in coop-advertising allowances received from vendors.

The Company phased-in store payroll expense reductions during fiscal 1997. By the end of the fiscal 1997 fourth quarter, as a percentage of revenues, the Company's store payroll was reduced approximately .5% compared with the percentage in the fourth quarter of fiscal 1996. Management believes that additional favorable store payroll comparisons will be realized during fiscal 1998.

Operating Income(Loss)
In fiscal 1997, the Company sustained an operating loss of $1.6 million compared with operating income of $.4 million in the prior year. The fiscal 1997 operating loss includes a provision for store closure of $.6 million for one Pharmhouse store being closed, $.7 million in operating loss sustained by the seven Affected Stores (attributable to a significant increase in occupancy costs and a decrease in same-store revenue in these stores) and increases in certain SG&A expenses as noted in the above discussion. For further information concerning the Affected Stores and other provisions of the Woolworth Settlement, reference is made to Woolworth Settlement in Item 1(a)(i) of this Report.

Interest Expense
Interest expense in fiscal 1997 was $4.2 million compared with $3.5 million in fiscal 1996, an increase of $ 0.7 million. The increased interest expense in fiscal 1997 compared with fiscal 1996 resulted from higher levels of borrowing to fund the increased working capital requirements for the operation of 24 additional stores for all of fiscal 1997 versus operating these stores for approximately nine months during fiscal 1996 (the Rx Stores were acquired in late April 1995) and interest accrued at the default rates for the Purchase Money Notes.

Extraordinary Gain
By reason of the Woolworth Settlement, the Company realized an extraordinary gain of $7.1 million which resulted from Woolworth's debt forgiveness totaling $8.5 million (such amount includes $7.4 million in Purchase Money Notes arising out of the Acquisition and $1.1 million in accrued interest thereon), net of a store closure provision of $1 million for two closing Rx Stores, litigation settlement expenses of $.3 million and a related provision for income taxes of $.1 million. For further information concerning the Woolworth Settlement, reference is made to Item 1(a)(i) of this Report.

Provision for Income Taxes
Although the Company has net operating loss carryforwards (See Note 5 in the "Notes to the Consolidated Financial Statements") which are in amounts sufficient to offset the Company's fiscal 1997 net income, a portion of the extraordinary gain realized in connection with the Woolworth Settlement is subject to an alternative minimum tax ("AMT"). Accordingly, the Company has accrued income taxes of $.1 million in connection with the AMT and such amount has been netted in the extraordinary gain. State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.), are not material and such amounts are included in SG&A expense.

Net Loss
The Company reported net income in fiscal 1997 of $1.3 million, or $0.59 per share, compared with a net loss of $2.5 million, or $1.13 per share, in fiscal 1996. The Company reported a loss before extraordinary gain in fiscal 1997 of $5.8 million, or $(2.56) per share, compared with a loss before extraordinary gain of $3.1 million, or $(1.41) per share, in fiscal 1996.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED FEBRUARY 3, 1996 ("FISCAL 1996") COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1995 ("FISCAL 1995")

Revenues
In fiscal 1996, revenues (including video rental, service and other income) were $209.5 million, a 133.8% increase over revenues of $89.6 million in fiscal 1995. The revenue growth was primarily attributable to the Company's operation of the Rx Stores for approximately nine months during fiscal 1996 (the Rx Stores were acquired on April 28, 1995, one day prior to the end of the Company's first quarter of fiscal 1996). Subsequent to the Acquisition, the Company has been operating a significantly larger store base (38 stores compared to 14 stores.)

Same-store revenues (stores open for a full year in both fiscal years - consisting of 14 Pharmhouse stores) decreased $4.1 million in fiscal 1996, or 4.6%, compared to 1995. Approximately 60% of the same-store store revenue decline resulted from increased competition in markets served by two Pharmhouse stores; decline in same-store revenues also resulted from management's focus on the integration of the Rx Stores as well as increased competition in other markets to a lesser extent than the two markets described above. (Despite the decline in same-store store revenues, the gross profit for the Pharmhouse Stores in fiscal 1996 increased approximately $.3 million, or 1.5% of revenues, compared with the prior year).

Gross Profit
The fiscal 1996 gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $50.0 million compared to $21.2 million in the prior year, an increase of $28.8 million, or 135.8%. The increase in gross profit dollars was primarily attributable to the contribution made by the Rx Stores which the Company operated for approximately 9 months during fiscal 1996. As a percentage of revenues, gross profit in fiscal 1996 increased to 23.9% from 23.6% in the prior year, primarily the result of an improvement in the gross profit percentage of the Pharmhouse Stores offset by lower gross profit percentages generated by the Rx Stores. On a same-store basis (consisting of 14 Pharmhouse stores), the gross profit percentage was 24.5% of revenues in fiscal 1996 compared to 23.0% of revenues in 1995. The improvement in the gross profit percentage resulted from several factors: a change in the merchandise mix to higher margin inventory; efforts to increase initial markup on merchandise purchases through better buying opportunities which include direct imports; the selective increase of prices within certain merchandise categories; and bulk rate purchase discounts negotiated as a result of increased buying capability.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expense was $49.6 million in fiscal 1996 compared to $22.3 million in the prior year, an increase of approximately $27.3 million, or 122.4%. The increase in SG&A was primarily attributable to store expenses incurred in connection with operating 24 additional stores beginning in late April 1995. Further, as a result of operating a considerably larger Company, management added key personnel in general and administrative positions which had previously been attended to by executives performing several functions at once. These positions include a General Merchandise Manager and a Vice President of Store Operations. Positions were also added for field supervision of stores, clerical positions at the corporate office and personnel at the Company's distribution facility. As a percentage of revenues, SG&A expense was 23.7% in fiscal 1996 compared to 24.8% in the prior year. The percentage decrease was primarily attributable to increased revenues generated by a larger store base from which to absorb SG&A expense.

Operating Income
Operating income generated by the Company in fiscal 1996 was $419,000, an improvement of approximately $1.5 million over fiscal 1995. The increase was primarily attributable to a larger revenue base generated by the Rx Stores from which to absorb total SG&A expense.

Interest Expense
Interest expense in fiscal 1996 was $3.5 million compared with $1 million in fiscal 1995, an increase of $2.5 million. The increased interest expense in fiscal 1996 compared with 1995 resulted from increased levels of borrowing which were required to finance the Acquisition and to fund the increased working capital requirements for the operation of 24 additional stores since April 1995.

Extraordinary Gain
In June 1995, the Company prepaid $4.1 million of the Woolworth Purchase Money Note due in January 1996 at a discount and realized an extraordinary gain of $.6 million.

Provision for Income Taxes
Although the Company is not subject to federal income taxes due to its fiscal 1996 net loss (the Company also has significant net operating loss carryforwards (See Note 5 in the "Notes to the Consolidated Financial Statements")), in certain states the Company is subject to state and local taxes which are computed on a basis other than income (e.g., capital stock, etc.). Such computed amounts are not material and are included in SG&A expense.

Net Loss
The Company reported a fiscal 1996 net loss of $2.5 million compared with a net loss of $2 million in fiscal 1995. As previously indicated, although fiscal 1996 operating income improved by $1.5 million over fiscal 1995, increased interest expense related to the Acquisition and increased working capital requirements to operate the Rx Stores more than offset the added operating income generated by these stores.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Cash flows provided by operating activities were $2 million in fiscal 1997 resulting primarily from a $4 million decrease in inventory (reflecting the Company's efforts to reduce inventory levels) and an increase in accounts payable (vendor trade credit) of $2.3 million. These amounts were partially offset by, among other items, an increase in accounts receivable of $1.8 million (primarily the result of a greater proportion of pharmacy revenues being generated through third party insurance plans).

Investing Activities
During fiscal 1997, cash used by investing activities included expenditures for property and equipment totaling $1 million, primarily for upgrading to existing receiving and management information systems, leasehold improvements and certain store repairs such as HVAC, roofs and parking lots. Management put a temporary freeze on major capital expenditures during the first quarter of fiscal 1997 until such time as the Company attains operating profitability.

Financing Activities
Additions to borrowings of $1.6 million primarily relate to additional net borrowing under the Senior Credit Facility which was used to support the operation of the Company's store base.

Summary of Borrowings
In late April 1995, the Company entered into the Senior Credit Facility with Congress Financial Corp. which provides for borrowing availability equal to the lower of sixty percent (60%) of eligible inventory at cost or $45 million at a rate of prime plus 1.5% or LIBOR plus 3.5%. The initial borrowings under the Senior Credit Facility were used to finance a portion of the Acquisition, as previously described, to repay in full the indebtedness of the Company under its then existing senior and subordinated secured loans in the amount of approximately $7.5 million and to provide working capital to the Company for the operation of its 38 stores. The Senior Credit Facility restricts the payment of cash dividends and requires that the Company maintain minimum net worth levels.

In connection with the Acquisition, the Company received a $3 million Subordinated Loan from an unaffiliated supplier and $1 million in extended dating of certain accounts payable for 12 to 18 months (the Company paid the extended accounts payable in full during fiscal 1997 consisting of three installments of $333,333 paid in April 1996, July 1996 and October 1996, respectively). Furthermore, the Company issued Purchase Money Notes to Woolworth in an aggregate principal amount of $12.6 million, of which $4.1 million were retired on June 28, 1995, at a discount, for which the Company recorded an extraordinary gain of $.6 million. In light of its then pending legal action against Woolworth, the Company subsequently withheld payment of further installments of principal and interest payable under the Purchase Money Notes pending resolution of the Company's claims in such action. The Company's senior secured and subordinated secured lenders consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Note due in January 1996 and granted waivers of the relevant cross-default provisions of the agreements evidencing the Company's indebtedness to such lenders initially through April 28, 1996, and subsequently extended to July 28, 1996, October 28, 1996 and February 1, 1997, respectively.

For further information concerning disputes arising out of the Acquisition, the waivers under the Company's Senior Credit Facility and Subordinated Loan agreements, and the Woolworth Settlement, reference is hereby made to "Legal Proceedings", in Items 1(a)(i) and 3 of this Report.

During the fiscal 1997 third and fourth quarters, the Registrant's net worth fell below the minimum levels established under the Senior Credit Facility. The Registrant's senior secured lender waived the Registrant's non-compliance with such minimum net worth requirements to February 1, 1997 and has agreed to a new minimum net worth requirement of $6 million (determined at the close of each fiscal quarter) effective February 2, 1997, which will increase to $7 million upon cancellation of the remaining $1 million contingent obligation to Woolworth described in Item 1(a)(i)(B) of this Report.

Working Capital
Working capital amounted to $24.9 million at February 1, 1997 compared to $24.7 million at February 3, 1996.

The ratio of current assets to current liabilities at the end of fiscal 1997 and fiscal 1996 was 1.7 and 1.6, respectively.

The combination of the financing made available through the Senior Credit Facility, assuming the continuing availability of trade credit at current levels, and cash generated by the Company's operations will, in the opinion of management, enable the Company to meet its estimated working capital requirements in fiscal 1998.

Inflation
Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all competitors would likely be similarly affected.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for each fiscal period. Actual results could differ from those estimated.

Forward-Looking Statements
This Report contains certain "forward-looking statements" that are subject to certain risks and uncertainties which could cause the Company's actual results or performance to differ materially from those set forth in such statements. In addition to general economic conditions and their effect upon levels of consumer spending, these risks and uncertainties include the extent of competition in the markets served by the Company's stores, the competitive pricing environment in the drug store industry generally, changes in the health-care regulatory environment affecting the Company, significant changes in the level of interest and finance charges borne by the Company and the success of its cost-cutting and planned merchandising and advertising programs. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Recently Issued Accounting Standards
The Company continues to follow the accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets be reviewed for impairment if events or changes in circumstances indicate that the future undiscounted cash flows of assets are less than the related carrying values. The application of SFAS No.121 during fiscal 1997 did not have a material affect on the Company's financial position, results of operations and cash flows. With respect to the five remaining Affected Stores which may be returned to Woolworth, in the event that such stores are returned to Woolworth, the impact of SFAS No.121 related to these five stores on the Company's financial position, results of operations and cash flows is not expected to be material.

During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", which sets forth standards for accounting for stock-based compensation. The Company has continued to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and has provided the additional disclosure required under SFAS No. 123 in the Notes to the Consolidated Financial Statements in Part IV of this Report.

Item 8. Financial Statements and Supplementary Data

The following documents are filed on the pages listed below as a part of this report.

1. Consolidated Financial Statements

   Report of Independent Accountants                                         F-1

   Consolidated Balance Sheets at
    February 1, 1997 and
    February 3, 1996                                                         F-2

   Consolidated Statements of Operations
     for each of the three years in the
     period ended February 1, 1997                                           F-3

   Consolidated Statements of Shareholders'
     Equity for each of the three years
     in the period ended February 1, 1997                                    F-4

   Consolidated Statements of Cash Flows
     for each of the three years in the
     period ended February 1, 1997                                           F-5

   Notes to Consolidated Financial Statements                                F-6

2. Consolidated Financial Statement Schedule

   Report of Independent Accountants on Consolidated
   Financial Statement Schedule                                             F-20

   VIII. Valuation and Qualifying Accounts                                  F-21

All other schedules have been omitted because either they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

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

                                             Other Positions with the                    Period Served
                                             Registrant; Principal                       as a Director
                                             Occupation(s) or                            of the
Name                       Age               Employment                                  Registrant
----                       ---               ------------------                          ----------
Manfred Brecker            70       Chairman of the Board of the Registrant              Since 1968
                                    since 1983; Chief Executive Officer
                                    from 1983 to 1989; President and
                                    Chief Operating Officer of the
                                    Registrant from 1971 until 1983.

Kenneth A. Davis           47       President, Chief Executive Officer and               Since 1979
                                    Chief Operating Officer of the Registrant
                                    since January 1990; President and Chief
                                    Operating Officer from 1983 to December
                                    1989; from 1980 to 1983, Vice-President
                                    of the Registrant; an employee of the
                                    Registrant since 1979.

Joseph Keller              51       Senior Vice President-Administration                 Since 1991
                                    and Operations since May 1995;
                                    Senior Vice President-Operations
                                    since October 1985; Vice President from
                                    September 1984 to September 1985;
                                    an employee of the Registrant since 1963.

Marcie B. Davis            44       Executive Vice President/Secretary &                 Since 1995
                                    Treasurer; Executive Vice President
                                    since November 1995.  Senior Vice
                                    President-Finance from 1991 to October
                                    1995; Chief Financial Officer from January
                                    1995 to October 1995; Secretary of the
                                    Registrant since 1990, Treasurer since
                                    1988 and Vice President since 1984; an
                                    employee of the Registrant since 1971.

Melvin Katz                65       Partner, law firm of Maloney, Mehlman                Since 1972
                                    & Katz since April 1994; prior thereto
                                    practicing attorney in New York City

                                    for more than 35 years and served
                                    as a partner in various firms.

Raymond L. Steele          62       Retired. From August 1990 until                      Since 1991
                                    September 1993, Executive Vice
                                    President of Pacholder Associates, Inc.,
                                    Cincinnati, Ohio; prior thereto Executive
                                    Advisor at The Nickert Group from 1989
                                    through 1990; Vice President, Trust Officer
                                    and Chief Investment Officer of The
                                    Provident Bank, Cincinnati, Ohio from 1984
                                    through 1988.

Peter Gerard               51       Managing Director of Rauscher Pierce                 Since 1995
                                    & Clark, Inc., a London based investment
                                    banking firm, resident in Dallas, Texas,
                                    since July 1995; Managing Partner of
                                    Llama Associates, a provider of mezzanine
                                    and bridge financing since 1990; Chairman
                                    and Chief Executive Officer of Spinnaker
                                    Partners, Westbrooke Hospitality
                                    Corporation and affiliates since 1984;
                                    prior to 1984, Senior Vice President-
                                    Corporate Finance of Schneider Bernet
                                    & Hickman, an investment banking and
                                    brokerage organization.

Michael A. Feder           45       Managing Director in the Investment                   Since 1995
                                    Banking Department of CS First Boston,
                                    an international investment banking firm
                                    with which Mr. Feder has been
                                    associated in the areas of investment
                                    banking and capital markets since 1980;
                                    prior thereto, a Vice President of the
                                    Chase Manhattan Bank.

Arrangements or Understandings With Regard to Selection of Directors or Nominees

None.

(b)  Identification of Executive Officers
The executive officers of the Registrant and their ages and offices with the Registrant are as follows:

    Name and Age               Positions with Registrant
    ------------               -------------------------
Manfred Brecker (70)           Chairman of the Board

Kenneth A. Davis (47)          President, Chief Executive Officer,
                               Chief Operating Officer and a director

Marcie B. Davis (44)           Executive Vice President, Secretary,
                               Treasurer and a director

Joseph Keller (51)             Senior Vice President-Administration
                               and Operations and a director

Richard A. Davis (44)          Senior Vice President-Finance and
                               Chief Financial Officer

Michael Stock (43)             Vice President-Management Information Services

Eileen Abbate (49)             Vice President-Advertising

Amparo Castro (40)             Vice President-Controller and Assistant Treasurer

Daniel Thigpen (46)            Vice President-Store Operations


Mr. Richard Davis has been an employee of the Registrant since November 1995. From February 1990 to October 1995, he was a Senior Associate at BDO Seidman, LLP, an international accounting and consulting firm. From 1987 to 1990, Mr. Davis was a supervisor at Laventhol & Horwath, an international accounting and consulting firm. Prior thereto, he was controller of Laurel Printing, Inc., a commercial printer. Mr. Davis is a Certified Public Accountant.

Mr. Stock has been an employee of the Registrant since July 1987 and was elected a Vice President of the Registrant on February 10, 1988. From 1983 to July 1987 he was Director of Information Services at NYNEX, Inc.

Ms. Abbate has been an employee of the Registrant since April 1990, other than during a brief period while she was employed elsewhere. She was elected Vice President-Advertising in April 1992. Prior to joining the Registrant she was the Advertising Director of Drug Fair/Cost Cutters from 1988 to March 1990. Ms. Abbate was previously employed at Rickel Home Centers as Advertising Manager/Media Director from 1977 to 1988.

Ms. Castro has been an employee of the Registrant since June 1989, other than during a brief period while she was employed elsewhere. She was elected Vice President and Assistant Treasurer of the Registrant in 1996 and Controller of the Registrant in August 1991. Prior to joining the Registrant she was manager of financial reporting of Henri Bendel Inc., a division of The Limited Inc., from 1987 to June 1989. Prior to 1987, Ms. Castro was an employee of The Limited Inc.

Mr. Thigpen has been an employee of the Registrant since 1972. He was elected Vice President of Store Operations of the Registrant in April 1995. Prior thereto, he held various management positions of the Registrant including Director of Store Special Projects from 1992 to 1995 and District Manager from 1985 to 1992. Mr. Thigpen held various store level positions of the Registrant from 1972 to 1985.

For information regarding officers of the Registrant who are also directors, reference is hereby made to Item 10(a) of this Report.

(c)      Identification of Certain Significant Employees

None.

(d)      Family Relationships

Mr. Kenneth A. Davis is the son-in-law of Manfred Brecker; Mrs. Davis is the daughter of Mr. Brecker and the wife of Kenneth A. Davis; Mr. Richard A. Davis is the brother of Kenneth A. Davis.

(e)      Business Experience

See Items 10(a) and 10(b) above.

(f)      Involvement in Certain Legal Proceedings

None.

Item 11.  Executive Compensation

(a)      General

The following sets forth certain information with respect to executive compensation.

(b)      Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation paid or accrued on behalf of the Chairman of the Board, the Chief Executive Officer and the three other most highly compensated Executive Officers (the "Named Executive Officers") for each of the Registrant's last three completed fiscal years

                                ANNUAL COMPENSATION             LONG TERM COMPENSATION AWARDS
                                -------------------        ---------------------------------------
NAME AND                                                   RESTRICTED       OPTIONS                        ALL
PRINCIPAL         FISCAL                                     STOCK          (# OF          LTIP           OTHER
POSITION           YEAR        SALARY         BONUS          AWARDS         SHARES)       PAYOUTS         COMP
                   ----       --------       --------       --------        -------       -------       --------
Kenneth            1997       $225,000       $      0       $      0        125,000       $     0       $  1,164
Davis              1996        225,000              0         48,772              0             0          1,171
President          1995        135,000              0          5,468              0             0          1,115
CEO, COO

Manfred            1997        175,000         25,000              0         75,000             0          1,164
Brecker            1996        153,845         25,000              0              0             0          1,254
Chairman           1995        125,000              0              0              0             0            985
of the Board

Marcie             1997        143,750              0              0         50,000             0            732
B. Davis           1996         92,500         15,000         19,791              0             0            743
Executive VP       1995         59,200              0          2,219              0             0            656
Sec,Treas

Joseph             1997        108,243              0              0         15,000             0            864
Keller             1996        108,270          7,500         24,739              0             0            875
S VP-              1995        100,000              0          2,774              0             0          1,067
Admin &
Operations

Gerald (*)         1997        125,000         10,000              0              0             0         29,473
Katz               1996         12,500              0              0              0             0              0
S VP-              1995              0              0              0              0             0              0
Merch &
GMM


(*) Mr. Katz commenced his employment with the Registrant in January 1996. During fiscal 1997, in addition to the compensation amounts listed in the foregoing table, he received 45,000 restricted Common Shares at a nominal purchase price, subject to certain vesting and forfeiture provisions, and was granted incentive stock options to purchase additional Common Shares of the Registrant. In December 1996, Mr. Katz's employment with the Registrant was terminated. For information concerning the terms of Mr. Katz's employment termination agreement, reference is made to paragraph (h) of this Item 11.

YEAR - Refers to fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

SALARY - The Registrant leases a number of automobiles that are made available to certain of its executive officers as well as to other members of management and supervisory employees for use in the performance of their duties. The Summary Compensation Table does not include the value the executive officers derived from their personal use of these automobiles, which in any event would not exceed the lesser of $25,000 per year or 10% of the salary reported in the Summary Compensation Table as to any Named Executive Officer.

RESTRICTED STOCK AWARDS - The amounts set forth under this column represent the excess of the fair market value of the restricted shares vested during the fiscal year over the purchase price of such restricted shares. The restricted shares were sold to certain of the Named Executive Officers in December 1991 in connection with the Registrant's emergence from its Chapter 11 proceeding. A portion of the shares purchased by each such officer vested over the subsequent four year period.

OPTIONS - During fiscal 1997, the Registrant granted options to certain of the Named Executive Officers pursuant to the 1991 Incentive Stock Option Plan and the 1995 Stock Option Plan. For further information concerning the options granted during fiscal 1997, reference is made to paragraph (c) of this Item 11.

LTIP PAYOUTS - None paid. No plan in place.

ALL OTHER COMPENSATION - Includes contributions made by the Registrant to its 401(k) plan on behalf of the Named Executive Officers. For Mr. Katz, the amount represents moving expense reimbursements received during fiscal 1997 in connection with his employment by the Registrant in fiscal 1996.

(c)      Fiscal 1997 Option and Stock Appreciation Right ("SAR") Grants

The following table sets forth certain information concerning stock options and SARs granted during fiscal 1997 by the Company to the Named Executive Officers:

                                                                   % of Total
                                                                   Options           Exercise Price
                                                                   Granted to        --------------
                          1991                                     Employees      1991
                        Incentive     1995 Stock                   During Fiscal  Incentive  1995 Stock   Expiration
Name                      Plan      Option Plan(4)    Total(2)      Year(1)(2)    Plan       Option Plan     Date
-------------------------------------------------------------------------------------------------------------------
Kenneth A. Davis        15,415          109,585       125,000          23.0%    $3.1875       $3.5063       3/06/06
Manfred Brecker             --           75,000        75,000          13.8%         --        3.5063       3/06/06
Marcie B. Davis             --           50,000        50,000           9.2%         --        3.5063       3/06/06
Joseph Keller               --           15,000        15,000           2.8%         --        3.1875       3/06/06
Gerald Katz             30,000(3)            --        30,000           5.5%     3.7500            --       3/31/97

(1) Options were granted during fiscal 1997 to purchase a total of 543,000 shares.

(2) During fiscal 1997, the Registrant did not grant stock appreciation rights.

(3) Pursuant to an employment termination agreement between the Registrant and Mr. Katz dated January 31, 1997, 20,000 options granted to Mr. Katz under the 1991 Incentive Plan were treated as vested and his remaining 10,000 options under such plan were forfeited as of such date.

(4) Options granted under the 1995 Stock Option Plan vest as follows (cumulative percentage at end of period is indicated): Years 1 through 3 - 0%; Year 4 - 20%; Year 5 - 50%; Years 6 through 10 - 100%.


(d)  Options Exercised and Fiscal Year-End Option Values

The following table sets forth certain information concerning options exercised and the options outstanding at February 1, 1997 held by the Named Executive Officers.


                                                  Number of Securities                     Value of  Unexercised
                  Shares Acquired    Value        Underlying Unexercised                   In-The-Money Options/
     Name         on Exercise        Realized $   Options/SARs at 2/1/97                    SARs at 2/1/97 (4)
----------------------------------------------------------------------------------------------------------------
                                                  Exercisable(1)    Unexercisable(2)  Exercisable(1)  Unexercisable(2)
                                                  --------------------------------------------------------------------
Kenneth A. Davis      --                --          208,077             125,000       $1,580,913       $  629,127
Manfred Brecker       --                --               --              75,000               --          374,528
Marcie B. Davis       --                --           59,678              50,000          450,989          249,685
Joseph Keller         --                --           38,874              15,000          273,662           79,688
Gerald Katz           --                --           20,000(3)               --           95,000               --

(1) The exercisable options were granted pursuant to the 1991 Incentive Stock Option Plan and the 1991 Non-Qualified Stock Option Plan at exercise prices of $1.914 and $.544, respectively. The exercise price for Mr. Katz's options was $3.75 per share.

(2) The unexercisable options were granted pursuant to the Registrant's 1995 Stock Option Plan at varying exercise prices (including 15,415 options granted to Mr. Davis under the 1991 Incentive Plan at an exercise price of $3.1875). For information regarding the exercise price, vesting requirement and expiration date of options granted under the 1995 Stock Option Plan, see paragraph (c) of this Item 11.

(3) In March 1997, Mr. Katz exercised options under the 1991 Stock Option Plan to purchase 10,000 Common Shares and his remaining 10,000 options under that Plan lapsed.

(4) The options have been valued at the average of the high and low bid price on February 1, 1997 (i.e., $8.75 per share).

(e)      Long-term incentive plan

None.

(f)      Defined benefit or actuarial plan

None.

(g)      Compensation of directors

Each member of the Board who is not an officer or employee of the Registrant or any of its subsidiaries (an "Independent Director") is entitled to receive a fee of $500 for each Board meeting attended and $250 for each Committee meeting attended, in addition to each such Director's annual grant of common shares pursuant to the Independent Directors Plan described below.

Pursuant to the Independent Directors Plan, as amended, a total of 75,000 common shares were reserved for issuance to Independent Directors. The Independent Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board, through the 1998 Annual Meeting of Shareholders, is entitled to an award of 2,500 common shares upon his or her election or re-election. Each annual award of Common Shares under the Independent Directors Plan is effected automatically on the business day next succeeding each of the annual meetings of shareholders (or special meetings in lieu thereof) at which an Independent Director is elected.

(h) Employment contracts and termination of employment and change in control arrangements

In July 1995, the Registrant entered into Executive Employment Agreements with each of Manfred Brecker, Chairman of the Board, and Kenneth A. Davis, President and Chief Executive Officer of the Company. Each such agreement provides for an employment term continuing through the end of the Registrant's 1999 fiscal year (i.e., January 30, 1999). Under his employment agreement, Mr. Brecker is paid an annual base salary of $175,000, subject to annual cost of living increases, and a special bonus, in consideration of services rendered and to be rendered, in the amount of $100,000, payable in four equal annual installments commencing in 1995. Pursuant to his employment agreement, Mr. Davis is to be paid annual base salary of $225,000 increased to $250,000 effective January 31, 1996, subject to annual cost of living increases, and an annual bonus equal to $10,000 for every $.05 per share of pre-tax income for the appropriate fiscal year. Mr. Davis' base salary will further increase to $300,000 retroactively to the first day of the fiscal year in which the Company achieves profitability. The employment agreements with Messrs. Brecker and Davis also provide that, if such executive's employment with the Company is terminated (i) by the Registrant in breach of the agreement or (ii) by the executive for "Good Reason", as defined in the agreement to include, among other events, the occurrence of a change in control of the Registrant, then such executive shall be entitled to continue to be paid his base salary then in effect for a period of three years from the date of termination of employment or, in lieu thereof, a lump sum amount equal to the discounted present value of such three years of base salary.

In December 1995, the Registrant entered into an employment agreement with Gerald Katz, who commenced employment in January 1996 as its Senior Vice President - Merchandise Manager. Under that employment agreement, Mr. Katz (a) received an annual base salary of $130,000 (subject to certain adjustments) during the first year of his employment by the Registrant and (b) was sold 45,000 Common Shares of the Registrant at a nominal purchase price and was granted options to purchase 30,000 Common Shares at an exercise price of $3.75 per share (equal to their fair market value at the date of their grant). The Common Shares sold to Mr. Katz were subject to ratable vesting and forfeiture provisions during a three year period and his options vested ratably over the same three year period. For further information concerning the terms of Mr. Katz's employment agreement, reference is made to Item 11(h) of the Registrant's 1996 Form 10-K.

On December 30, 1996, Mr. Katz's employment with the Registrant was terminated and, pursuant to the terms of his employment termination agreement, he is currently receiving severance pay through December 1997 (all of which is included in the Registrant's fiscal 1997 SG&A expense, subject to reduction if he receives compensation from other sources after June 1997) and the Registrant has issued to him 15,000 of the 45,000 Common Shares referred to above. Subsequent to the end of fiscal 1997, Mr. Katz exercised options to purchase 10,000 Common Shares at the above-noted exercise price and his remaining 20,000 options were either forfeited or have lapsed.

(i)      Re-pricing of options

None.

(j) Additional information with respect to compensation committee interlocks and insider participation in compensation decisions. See Item 13(b) of this Report.


The Registrant has a Compensation Committee none of whose members is an officer or employee of the Registrant. The members of the Compensation Committee are Melvin Katz, Michael Feder and Raymond Steele. The Compensation Committee is involved in the development of criteria to determine future compensation of the Chief Executive Officer and other executive officers of the Registrant. In addition, during fiscal 1997, the Compensation Committee reviewed the Registrant's recommendations concerning the grant of incentive options to executive officers and key employees of the Registrant and determined the number of options granted to executive officers and key employees and the terms of the vesting thereof.

(k)      Board compensation report on executive compensation

Pursuant to the instructions for this Item, no response is required.

(l)      Performance graph

Pursuant to the instructions for this Item, no response is required.

Item 12.  Security Ownership of Certain

         Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners

The following table provides information as of April 18, 1997, with respect to holdings of the Registrant's Common Shares by all persons known by the Registrant to be the beneficial owners of more than 5% of the total number of Common Shares outstanding as of that date. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name in the following table, except as otherwise disclosed in the footnotes to the table:

Name and Address             Amount and Nature                    Percentage
of Beneficial Owner          of Beneficial Ownership              of Class *
-------------------          -----------------------              ----------
Anne Brecker                       562,136(1)                      16.1%
860 Broadway
New York, New York 10003

Kenneth A. Davis                   512,381(2)                      14.6%
860 Broadway
New York, New York 10003

Hemisphere Trading Co., Inc.       260,000(3)                       7.4%
5796 Shelby Oaks Drive
Memphis, TN 38134-7333

WisdomTree Associates, LP          229,000(4)                       6.5%
1633 Broadway
New York, New York 10019

Rosenthal & Rosenthal              209,195(5)                       6.0%
1370 Broadway
New York, New York 10018

         *Calculation based upon 3,499,708 Common Shares outstanding as of April 18, 1997 (including total non-qualified options of 218,583, total incentive options of 697,587 (of which 471,085 of such options are not currently exercisable) and total warrants of 209,195).

(1) Includes 556,342 shares owned by Mrs. Brecker and 5,794 shares held by trusts, of which she is the trustee, for the benefit of her children. Mrs. Brecker disclaims beneficial ownership of the shares held by such trusts. Does not include 76,281 shares beneficially owned by Mrs. Brecker's husband, Manfred Brecker , the Chairman of the Board of the Registrant, with respect to which Mrs. Brecker disclaims beneficial ownership.

(2) Includes 153,663 shares subject to options granted to Mr. Davis pursuant to Registrant's 1991

Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), 54,414 shares subject to options granted pursuant to the Registrant's 1991 Incentive Stock Option Plan (the "Incentive Option Plan"), all of which are exercisable within 60 days, and 15,415 options granted pursuant to the Incentive Option Plan and 109,585 shares subject to options pursuant to the 1995 Stock Option Plan (the "1995 Option Plan"), none of which is currently excercisable. Does not include 182,472 shares beneficially owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the shares held by his wife.

(3) As reported on Amendment #1 to Schedule 13D filed by Hemisphere Trading Co. Inc. ("Hemisphere") on April 7, 1997. According to such Schedule 13D, Hemisphere has shared voting power and shared dispositive power with respect to all 260,000 of these shares.

(4) As reported on Schedule 13D filed by WisdomTree Capital Management, Inc. ("WisdomTree") on January 13, 1997. According to Schedule 13D, WisdomTree has shared voting power and shared dispositive power with respect to all 229,000 of these shares.

(5) Consists of 209,195 shares beneficially owned by Rosenthal & Rosenthal, Inc. ("Rosenthal") which Rosenthal has the right to acquire pursuant to warrants currently exercisable.

(b)  Security Ownership of Management

The following table sets forth certain information as of April 18, 1997 with respect to holdings of the Registrant's Common Shares beneficially owned by each of the Registrant's directors and Named Executive Officers and by all officers and directors of the Registrant as a group.

Name of                                 Amount and Nature       Percentage
Beneficial Owner                     of Beneficial Ownership    of Class *
----------------                     -----------------------    ----------
Manfred Brecker                            76,281(1)              2.2%

Kenneth A. Davis                          512,381(2)             14.6%

Joseph Keller                             131,153(3)              3.7%

Marcie B. Davis                           182,472(4)              5.2%

Richard A. Davis                           75,000(5)              2.1%

Melvin Katz                                 5,460                   *

Michael A. Feder                            5,000                   *

Peter Gerard                                5,000                   *

Raymond L. Steele                           6,379                   *

Officers and directors as a
 group (consisting of 13 persons)       1,125,860(6)             32.1%

         * Less than 1%

(1) Does not include 556,342 shares owned by Mr. Brecker's wife, Anne Brecker, or 5,794 shares held by trusts for the benefit of Mr. Brecker's adult children, of which his wife is the trustee, as to which Mr. Brecker disclaims beneficial ownership.

(2) Includes 153,663 shares subject to options granted to Mr. Davis pursuant to the Registrant's Non-Qualified Plan, 54,414 shares subject to options granted pursuant to the Registrant's Incentive Option Plan, all of which are exercisable within 60 days, and 15,415 shares subject to options granted under the Incentive Option Plan and 109,585 shares subject to options granted under the 1995 Option Plan, none of which is currently exercisable. Does not include 182,472 shares beneficially owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the shares held by his wife.

(3) Includes 12,874 shares subject to options granted to Mr. Keller under the Non-Qualified Plan and 26,000 shares subject to options granted under the Incentive Option Plan, all of which are exercisable within 60 days, and 15,000 shares subject to options granted under the 1995 Option Plan, none of which is currently exercisable.

(4) Includes 42,299 shares subject to options granted to Ms. Davis pursuant to the Registrant's Non-Qualified Plan, 17,379 shares subject to options granted under the Incentive Option Plan, all of which are exercisable within 60 days, and 50,000 shares subject to options granted under the 1995 Option Plan, none of which is currently exercisable. Does not include 512,381 shares beneficially owned by Ms. Davis' husband. Ms. Davis disclaims beneficial ownership of the shares held by her husband.

(5) Includes 50,000 shares subject to options granted to Mr. Richard A. Davis pursuant to the Registrant's Incentive Option Plan, 16,667 of which are currently exercisable, and 25,000 shares subject to options granted under the 1995 Option Plan, none of which is currently exercisable.

(6) Includes an aggregate of 218,583 shares subject to options granted under the Registrant's Non-Qualified Plan and 181,657 shares subject to options granted under the Incentive Option Plan, all of which are exercisable within 60 days, and 342,585 shares subject to options granted under the Registrant's 1995 Option Plan, none of which is currently exercisable.

(c)  Changes in Control

     None

Item 13.  Certain Relationships and Related Transactions

(a)      Transactions with Management and Others

         None.

(b)      Certain Business Relationships

Maloney, Mehlman & Katz, a law firm of which Melvin Katz, a director of the Registrant, is currently a member, currently provides legal services to the Registrant, and received fees for services rendered to the Registrant during fiscal 1997 totaling approximately $71,000.

(c)      Indebtedness of Management

None.

(d)      Transactions with Promoters

Pursuant to the instructions for this Item, no response is required.

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this Report:

1.       Consolidated Financial Statements

         Report of Independent Accountants                     F-1

         Consolidated Balance Sheets at
         February 1, 1997 and February 3, 1996                 F-2

         Consolidated Statements of Operations
         for each of the three years in the
         period ended February 1, 1997                         F-3

         Consolidated Statements of Shareholders'
         Equity for each of the three years
         in the period ended February 1, 1997                  F-4

         Consolidated Statements of Cash Flows
         for each of the three years in the
         period ended February 1, 1997                         F-5

         Notes to Consolidated Financial Statements            F-6

2.       Financial Statement Schedule

         Report of independent accountants on consolidated
         financial statement schedule                          F-20

         VIII. Valuation and Qualifying Accounts               F-21

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

Exhibits 10.1 through 10.5 were filed as Exhibits 10.4 and 10.9 through 10.12, respectively, to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File Number 1-7090, and Exhibits 10.6 through 10.12 were filed as Exhibits 10.6 through 10.12, respectively, to the Registrant's 1996 Form 10-K Report dated May 3, 1996, Commission File Number 1-7090, both which are incorporated herein by reference thereto:

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

10.9 Employment Agreement dated July 14, 1995 between the Registrant and Kenneth A. Davis.

10.10 Employment Agreement dated July 14, 1995 between the Registrant and Manfred Brecker.

10.11 Employment Agreement dated December 15, 1995 between the Registrant and Gerald Katz.

10.12 Employment Agreement dated November 6, 1995 between the Registrant and Richard A. Davis.

10.13 Mutual Release and Woolworth Settlement dated January 31, 1997 between the Registrant and Woolworth

Unless otherwise noted, all references to the "Commission" in this index shall mean the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pharmhouse Corp.
                                    (Registrant)

                                    By:/s/ Kenneth A. Davis
                                       ----------------------------------
                                           Kenneth A. Davis
                                       President, Chief Executive
                                       Officer and Chief Operating
                                       Officer

                                    By:/s/ Richard A. Davis
                                       ----------------------------------
                                           Richard A. Davis
                                       Senior Vice President-Finance
                                       and Chief Financial Officer

                                    Dated:  May  2, 1997

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                       Date
---------                     -----                                       ----
/s/ Manfred Brecker           Chairman of the Board of Directors          May 2, 1997
-------------------------
Manfred Brecker

/s/ Kenneth A. Davis          President, Chief Executive                  May 2, 1997
-------------------------     Officer, Chief Operating
Kenneth A. Davis              Officer and a Director


/s/ Marcie B. Davis           Executive Vice President,                   May 2, 1997
-------------------------     Secretary, Treasurer and
Marcie B. Davis               a Director


/s/ Joseph Keller             Senior Vice President-                      May 2, 1997
-------------------------     Administration & Operations
Joseph Keller                 and a Director


/s/ Melvin Katz               Director                                    May 2, 1997
-------------------------
Melvin Katz

/s/Michael A. Feder           Director                                    May 2, 1997
-------------------------

Michael A. Feder

/s/Peter Gerard               Director                                    May 2, 1997
-------------------------
Peter Gerard

/s/ Raymond L. Steele         Director                                    May 2, 1996
-------------------------
Raymond L. Steele

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of Pharmhouse Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmhouse Corp. and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

New York, New York
May 2, 1997

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                              February 1,   February 3,
                                                 1997          1996
                                               --------      --------
ASSETS
Current assets
Cash                                           $  2,915      $  2,884
Receivables, net of allowances
  of $987 and $918, respectively                  7,564         5,837
Merchandise inventory                            49,796        53,778
Prepaid expenses and other                        1,861         1,650
                                               --------      --------
      Total current assets                       62,136        64,149

Property, fixtures and equipment, net             5,580         5,733
Video inventory held for rental, net              2,531         2,123
Other assets                                        256         1,205
                                               --------      --------

      Total assets                             $ 70,503      $ 73,210
                                               ========      ========

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
Current portion of long-term debt              $  7,640      $ 12,510
Accounts payable                                 24,412        22,149
Accrued expenses and other liabilities            3,586         4,749
Provision for store closure                       1,615          --
                                               --------      --------
      Total current liabilities                  37,253        39,408

Long-term debt, net of current portion           24,400        25,950
Other liabilities                                   498         1,028
                                               --------      --------
      Total liabilities                          62,151        66,386
                                               --------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY:
Preferred stock, $.10 par; authorized
  and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,359,064
  and 2,245,715, respectively                        23            22
Additional paid-in capital                       21,498        21,305
Accumulated deficit                             (13,168)      (14,502)
                                               --------      --------
                                                  8,353         6,825
Treasury stock, at cost                               1             1
                                               --------      --------
Total shareholders' equity                        8,352         6,824
                                               --------      --------

Total liabilities and shareholders' equity     $ 70,503      $ 73,210
                                               ========      ========

See accompanying Notes to Consolidated Financial Statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                   Fiscal Year Ended
                                     ------------------------------------------
                                      February 1,     February 3,     January 28,
                                         1997            1996            1995
                                     ------------------------------------------
Revenues:
  Net sales                          $  224,292      $  203,130      $   86,838
  Video rental, service
    and other income                      7,437           6,399           2,764
                                     ------------------------------------------
                                        231,729         209,529          89,602
                                     ------------------------------------------
Costs and Expenses:
  Cost of merchandise sold              176,390         159,528          68,377
  Selling, general and
    administrative expense               56,344          49,582          22,262

  Provision for store closure               573            --              --
                                     ------------------------------------------
                                        233,307         209,110          90,639
                                     ------------------------------------------

Income (loss) from operations            (1,578)            419          (1,037)

Interest expense                          4,230           3,544             960
                                     ------------------------------------------

Loss before extraordinary gain           (5,808)         (3,125)         (1,997)

Extraordinary gain, net                   7,142             618            --
                                     ------------------------------------------

Net income (loss)                    $    1,334      $   (2,507)     $   (1,997)
                                     ==========================================


Per Common Share:
  Loss before extraordinary gain     $    (2.56)     $    (1.41)     $    (0.90)

  Extraordinary gain, net                  3.15            0.28            --
                                     ------------------------------------------

  Net income (loss)                  $     0.59      $    (1.13)     $    (0.90)
                                     ==========================================

Average shares outstanding            2,266,895       2,217,377       2,225,767
                                     ==========================================



See accompanying Notes to Consolidated Financial Statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       Common stock issued                         Treasury Stock
                                  ---------------------------     Additional    -----------------------
                                    Number of                      paid-in      Number of                   Accumulated
                                     shares         Par value      capital      shares           $            deficit        Total
                                  --------------------------------------------------------------------------------------------------

Balance, January 29,1994           2,230,162        $    22       $ 20,757           --          $--        $ (9,998)       $10,781
Fiscal 1995:
  Exercise of options                  3,287                             6                                                        6
  Share grants to directors            2,300                             7                                                        7
  Purchase of treasury stock                                                    (16,734)          (1)                            (1)
  Purchase of fractional shares         (118)                                                                                    --
  Amortization of unearned
    compensation relating
    to share grants                                                     81                                                       81
  Sales of stock options                                               127                                                      127
  Net loss for the year                                                                                       (1,997)        (1,997)
                                  --------------------------------------------------------------------------------------------------

Balance, January 28, 1995          2,235,631             22         20,978      (16,734)          (1)        (11,995)         9,004
Fiscal 1996:
  Issuance of warrants                                                 176                                                      176
  Share grants to directors           12,500                            78                                                       78
  Amortization of unearned
    compensation relating
    to share grants                                                     73                                                       73
  Cancellation of S.E.Nichols
    pre-filing shares                 (2,416)
  Net loss for the year                                                                                       (2,507)        (2,507)
                                  --------------------------------------------------------------------------------------------------

Balance, February 3, 1996          2,245,715             22         21,305      (16,734)          (1)        (14,502)         6,824
Fiscal 1997:
  Exercise of warrants                85,867              1             80                                                       81
  Share grants to directors           10,000                            38                                                       38
  Restricted share awards             17,500                            75                                                       75
  Purchase of fractional shares          (18)                                                                                    --
  Net income for the year                                                                                      1,334          1,334
                                  --------------------------------------------------------------------------------------------------

Balance, February 1, 1997          2,359,064        $    23       $ 21,498      (16,734)         $(1)       $(13,168)       $ 8,352
                                  ==================================================================================================



See accompanying Notes to Consolidated Financial Statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Fiscal Year Ended
                                                                                     --------------------------------------
                                                                                   February 1,      February 3,    January 28,
                                                                                      1997            1996           1995
                                                                                     -------         -------        -------
Cash Flows provided by Operating Activities:
  Net income (loss)                                                                  $ 1,334        $ (2,507)       $(1,997)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization                                                    2,775           2,013          1,563
      Provision for store closure                                                        573              --           (208)
      Decrease in deferred rent                                                          (27)            (86)           (72)
      Share grants to directors and restricted share awards                              113              78              7
      Gain on early extinguishment of debt                                                --            (618)            --
      Gain on forgiveness of debt, net                                                (7,142)             --             --
 Changes in operating assets and liabilities exclusive of
   amounts arising from Acquisition:
     (Increase) decrease in:
        Accounts receivable, net                                                      (1,727)         (3,409)          (246)
        Merchandise inventory                                                          3,982           1,389          4,137
        Prepaid expenses and other                                                      (211)           (833)          (124)
        Other assets                                                                     949          (1,086)            --
     Increase (decrease) in:
        Accounts payable                                                               2,263          14,549         (1,286)
        Accrued expenses and other liabilities                                          (905)          3,270           (597)
        Reserve for store closure costs                                                   --              --           (105)
                                                                                     -------         -------        -------
 Net Cash Flows provided by Operating Activities                                       1,977          12,760          1,072
                                                                                     -------         -------        -------


 Cash Flows used by Investing Activities:
   Acquired business, net of store cash acquired                                          --         (39,538)            --
   Purchase of property and equipment, net                                              (993)         (1,868)          (804)
   Purchase of video inventory held for rental, net                                   (2,036)         (1,555)            --
                                                                                     -------         -------        -------
 Net Cash Flows used by Investing Activities                                          (3,029)        (42,961)          (804)
                                                                                     -------         -------        -------


 Cash Flows provided by Financing Activities:
   Revolver borrowings, net                                                            1,552           8,568            407
   Borrowings to finance acquisition                                                      --          34,460             --
   Retirement of debt                                                                     --          (7,481)            --
   Prepayment of Purchase Money Note                                                      --          (3,951)            --
   Paydown of Subordinated Loan                                                         (550)             --             --
   Proceeds from issuance of common stock
     and exercise of stock options and warrants                                           81             176            126
                                                                                     -------         -------        -------
 Net Cash Flows provided by Financing Activities                                       1,083          31,772            533
                                                                                     -------         -------        -------


 Net increase in cash                                                                     31           1,571            801
 Cash, beginning of year                                                               2,884           1,313            512
                                                                                     -------         -------        -------
 Cash, end of year                                                                   $ 2,915         $ 2,884          1,313
                                                                                     =======         =======        =======


Supplemental information:
  Income tax refunds, net                                                            $    --        $     --        $   203
  Interest payments                                                                    3,381           3,329            960


See accompanying Notes to Consolidated Financial Statements.

                        PHARMHOUSE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Background

Pharmhouse Corp. (the "Company" or "Pharmhouse") operates a chain of 38 deep discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 14 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 24 of which operate under the name Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth"), in late April 1995. Pursuant to the terms of a recent settlement of certain litigation between Pharmhouse and Woolworth (the "Woolworth Settlement"), it is anticipated that the Company will cease to operate up to seven (the "Affected Stores") of the Rx Stores purchased from Woolworth. Two of the seven Affected Stores specified in the Woolworth Settlement and one Pharmhouse store are currently being closed, thereby resulting in the operation by the Company of a total of 35 deep discount drug stores. Assuming that the Company exercises its option, subject to the conditions of the Woolworth Settlement, to reassign the leases for the five remaining Affected Stores to Woolworth by July 31, 1997, the Company will be operating a total of 30 deep discount drug stores thereafter.

During the last three fiscal years, the Company has not opened new stores, except for stores acquired from Woolworth in fiscal 1996, and has not closed stores, except for one store located in Hanover, Pennsylvania which was closed in fiscal 1995 and the three above-noted stores which are currently being closed.

For further information concerning the Affected Stores, as well as other provisions of the Woolworth Settlement, see "Settlement of Woolworth Litigation" in Note 12.

Fiscal Year

The fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to January 31 of each year. References to fiscal 1997, 1996 and 1995 refer to the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively. Fiscal 1996 had a 53 week reporting period whereas fiscal 1997 and 1995 each had a 52 week reporting period.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Pharmhouse Corp. and its two wholly-owned real estate subsidiaries, Nichols Realty, Inc. and Rx Realty Corp. (collectively the "Company"). All intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts in the fiscal 1996 and fiscal 1995 consolidated financial statements have been reclassified to conform with the presentation used in fiscal 1997.

Use of Estimates

The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from these estimates. During the fourth quarter of fiscal 1997, the Company recorded an adjustment to inventory of $.9 million, primarily related to the Rx Stores, to reflect inventory shrinkage in excess of amounts previously accrued. The shrinkage accrual rate used in fiscal 1997 was consistent with the Company's historical accrual rate.

Name Change and Reverse Stock Split

Prior to fiscal 1995, the Company amended its certificate of incorporation to change the name of the corporation from "S.E. Nichols Inc." to "Pharmhouse Corp." and to effect a one for 4.35 reverse stock split of all of the Company's issued Common Shares, par value $.01 per share. Except for the reference to the number of shares issued pursuant to the Company's Plan of Reorganization (Note
11), all references in the Consolidated Financial Statements and Notes thereto to shares and per share amounts reflect the aforementioned reverse stock split.

Receivables

Receivables are primarily generated by third party pharmacy revenues (i.e., Medicare, Medicaid and health insurance plans). Receivables also include vendor coupons and advertising and promotional allowances receivable.

Merchandise Inventory

Merchandise inventory is carried at the lower of cost or market, with cost determined on the first-in first-out retail inventory method.

Pre-opening Costs

Store pre-opening costs are expensed in the fiscal year in which the store is opened.

Property, Fixtures and Equipment and Video Held for Rental, Net

Property, fixtures and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of property, fixtures and equipment is depreciated over estimated useful lives of 5 to 25 years using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease. Video inventory held for rental is amortized over two years.

Long-Lived Assets

The Company continues to follow the accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets be reviewed for impairment if events or changes in circumstances indicate that the future undiscounted cash flows of assets are less than the related carrying values. The Company considers a history of operating losses to be its primary indicator of potential impairment and, in certain situations, an impairment loss would be recognized. The application of SFAS No.121 during fiscal 1997 did not have a material affect on the Company's financial position, results of operations and cash flows.

Provision for Store Closure

Provision is made for net costs and expenses associated with store closures when a decision is made to close the store.

Stock-Based Compensation

The Company continues to account for stock-based compensation under the requirements of Accounting Principles Board Opinion No. 25 and, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", which was adopted by the Company during fiscal 1997, has provided the additional required disclosures in the Notes to the Consolidated Financial Statements (Note 6).

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Where appropriate, valuation reserves are recorded.

Primary and Fully Diluted Earnings (Loss) per Common Share

Primary income (loss) per common share for fiscal 1997, fiscal 1996 and fiscal 1995 is based on the weighted average number of shares outstanding during each year. Fully diluted earnings per share, which includes common share equivalents, is not presented in each of the fiscal years 1996 and 1995 because such amount is anti-dilutive and in fiscal 1997 because such amount is not considered meaningful.

Leased Department Revenues

Leased department revenues of $229,000, $103,000 and $135,000 in fiscal 1997, 1996 and 1995, respectively, is included in other income.

Significant Supplier

Approximately 30%, 28% and 29% of the Company's total purchases in each of the fiscal years 1997, 1996 and 1995, respectively, represented purchases from one unaffiliated supplier.

NOTE 2 - ACQUISITION

On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of the Rx Stores (the "Acquisition"). The total acquisition cost, net of store cash acquired, amounted to approximately $39.5 million and consisted of $23.5 million in cash, notes issued to Woolworth amounting to $12.5 million, $2.9 million for the related costs of acquisition (includes cost of issuance of warrants to the Company's financial advisor, see Note 7) and $0.6 million in other liabilities. The assets acquired consisted of merchandise inventory, furniture, fixtures and equipment, store supplies and related items. In addition, the Company assumed Woolworth's obligations under the leases of the Rx Stores. The operations of the acquired business were included in the Company's Consolidated Financial Statements from the date of acquisition.

At the date of the Acquisition, the property, fixtures and equipment located in the Rx Stores were recorded at a zero value in the Company's Consolidated Financial Statements pursuant to the purchase method of accounting which requires allocation of the total acquisition cost to estimated fair values of assets acquired. Substantially all of the cost of the Acquisition was allocated by the Company to merchandise inventory and video inventory held for rental. There was no available balance to allocate to property, fixtures and equipment.

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

                                                       FISCAL YEAR ENDED
                                            --------------------------------------
                                            February 3, 1996      January 28, 1995
                                            ----------------      ----------------
                                               (Unaudited)           (Unaudited)
Revenues                                       $253,728              $279,906
Loss before extraordinary item                  (16,052)(i)            (5,982)
Extraordinary item                                  618                    --
Net loss                                        (15,434)               (5,982)
Net loss per common share                        ($6.96)               ($2.69)

(i) Approximately 70% of the loss is directly attributable to the operations of the Rx Stores during the period January 29, 1995 to April 28, 1995 as reported by Woolworth.

The foregoing unaudited pro forma summary statements of operations reflect the results of operations of the 24 acquired stores for the periods prior to the Acquisition. The results of operations were furnished to the Company by Woolworth. In January 1996, the Company instituted legal proceedings against Woolworth which pertained, among other matters, to the results of operations and certain assets of the Rx Stores, acquired by the Company from Woolworth and reported upon and referred to in such financial statements. On January 31, 1997, the Company and Woolworth entered into the Woolworth Settlement which resolved all disputes arising out of the April 1995 Acquisition by the Company of the assets and business of the Rx Stores, the provisions of which are discussed under "Settlement of Woolworth Litigation" in Note 12.

NOTE 3 - PROPERTY, FIXTURES AND EQUIPMENT AND VIDEO HELD FOR RENTAL, NET
A summary of property, fixtures and equipment and video held for rental, net at February 1, 1997 and February 3, 1996 follows (000's omitted):

                                                    February 1,        February 3,
                                                        1997               1996
                                                      -------            -------
Property, fixtures and equipment                      $11,690            $10,697
Less accumulated depreciation
   and amortization                                     6,110              4,964
                                                      -------            -------
                                                      $ 5,580            $ 5,733
                                                      =======            =======

Video inventory held for rental                       $ 5,441            $ 4,102
Less accumulated amortization                           2,910              1,979
                                                      -------            -------
                                                      $ 2,531            $ 2,123
                                                      =======            =======

Total depreciation and amortization expense of property, fixtures and equipment and video inventory held for rental was $2,775,000, $1,940,000 and $1,223,000 in fiscal 1997, 1996 and 1995, respectively. Included in these amounts is amortization expense of video inventory held for rental of $1,629,000, $997,000 and $316,000 in fiscal 1997, 1996 and 1995, respectively.

In accordance with applying the asset valuation guidelines under the purchase method of accounting, the property, fixtures and equipment located in the Rx Stores at the date of Acquisition were recorded at zero value in the Company's Consolidated Financial Statements (see discussion in Note 2).

For information concerning the return of stores to Woolworth and other provisions of the Woolworth Settlement, see the discussion under "Settlement of Woolworth Litigation" in Note 12.

NOTE 4 - BORROWINGS

A summary of the Company's borrowings at February 1, 1997 and February 3, 1996 is set forth below (000's omitted):

                                            February 1, 1997                              February 3, 1996
                              -----------------------------------------      ------------------------------------------
                                             Current        Non-current                     Current         Non-current
                               Total         portion          portion         Total         portion           portion
                              -------       --------        -----------      -------        -------         -----------
Senior Credit Facility        $29,040        $7,040(i)        $22,000        $27,488        $ 3,488(i)        $24,000
Subordinated Loan               2,000           600             1,400          2,550            600             1,950
Purchase Money Notes            1,000            --             1,000          8,422          8,422                --
                              -------        ------           -------        -------        -------           -------

Total                         $32,040        $7,640           $24,400        $38,460        $12,510           $25,950
                              =======        ======           =======        =======        =======           =======


(i) The current portion of the Senior Credit Facility was determined based on the amount of the potential pay-down of the facility from the fiscal year-end level based on estimated borrowing base availability during the subsequent fiscal year. The estimated increase in the amount classified as current at February 1, 1997 compared with the balance at February 3, 1996 is primarily due to the anticipated inventory reduction related to three stores being closed. The current portion of the Senior Credit Facility is not required to be paid prior to April 28, 1998, the expiration date of such borrowing facility.

Senior Credit Facility

The borrowing availability under the Senior Credit Facility is based on the lesser of 60% of eligible inventory at cost or $45 million, requires that the Company satisfy minimum net worth levels and prohibits the Company from paying cash dividends. The three year term of the agreement expires in April 1998 and provides for borrowing rates at LIBOR plus 3.5% or prime plus 1.5% and facilities fees. As of February 1, 1997, the LIBOR interest rate was 5.75% and the prime interest rate was 8.25%. During fiscal 1997, the highest borrowing level under the Senior Credit Facility was $33.1 million, which borrowing occurred in November 1996, and the lowest borrowing level was $25.4 million, which borrowing occurred in December 1996.

During the fiscal 1997 third and fourth quarters, the Company's net worth fell below the minimum levels established under the Senior Credit Facility. The Company's senior secured lender waived the Company's non-compliance with such minimum net worth requirements to February 1, 1997 and has agreed to a new minimum net worth requirement of $6 million (determined at the close of each fiscal quarter) effective February 2, 1997, which will increase to $7 million upon cancellation of the remaining $1 million contingent obligation to Woolworth described in Note 12.

Subordinated Loan

The Subordinated Loan payable to an unaffiliated trade supplier, originally in the amount of $3.0 million, is being repaid in monthly installments of $50,000 plus interest, with a balloon payment of $1.2 million due in April 1998. The loan has a borrowing rate of prime plus 3% and a commitment fee.

Under the terms of the agreements governing the Senior Credit Facility and the Subordinated Loan, the lenders thereunder have been granted security interests in substantially all of the Company's assets.

Purchase Money Notes

In connection with the acquisition of the Rx Stores, the Company issued Purchase Money Notes to Woolworth aggregating $12.5 million at interest rates ranging from 9% to 11% with maturity dates from January 1996 through April 1998. In June 1995, the Company prepaid, at a discount, approximately $4.1 million of the Purchase Money Note due in January 1996 and recorded an extraordinary gain of $618,000.

In January 1996, the Company instituted legal proceedings against Woolworth in connection with the Acquisition. In light of its then pending legal action, the Company withheld payment of all further installments of principal and interest arising under the Purchase Money Notes pending resolution of the legal proceedings.

On January 31, 1997, the Company and Woolworth resolved their outstanding disputes arising out of the Acquisition pursuant to the Woolworth Settlement whereby Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in the aggregate amount of $5.5 million and modified the third Note (in the original principal amount of $2.9 million and originally due in April 1998) so that such Note constitutes a contingent non-interest bearing obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain contingencies. Woolworth has also released the Company from its obligation to pay interest accrued on the canceled Purchase Money Notes. As a result of Woolworth's cancellation of the Purchase Money Notes (less $1 million remaining as a contingent note obligation) and Woolworth's release of the Company's accrued interest obligation, the Company recorded during the fourth quarter of fiscal 1997 an extraordinary gain of $7.1 million resulting from debt and accrued interest forgiveness amounting to $8.5 million, partially offset by a store closure provision for two closing Rx Stores, litigation settlement expenses and a related provision for income taxes, referred to and reported upon in these Consolidated Financial Statements (Notes 2, 10 and 13). For further information concerning the terms of the Woolworth Settlement, see discussion under "Settlement of Woolworth Litigation" in Note 12.

NOTE 5 - INCOME TAXES

Provision for Income Taxes

Although the Company has net operating loss carryforwards (see following discussion) which are in amounts sufficient to offset the Company's fiscal 1997 net income, a portion of the extraordinary gain realized in connection with the Woolworth Settlement is subject to an alternative minimum tax ("AMT"). Accordingly, the Company has accrued income taxes of $.1 million in connection with the AMT and such amount has been netted in the extraordinary gain. State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.), are not material and such amounts are included in SG&A expense.

Net Operating Loss

The Company has available two classes of net operating loss ("NOL") which may be used to offset future taxable income. NOL Class #1 is the NOL generated pre-petition (e.g., prior to the 1990 Chapter 11 filing of S.E. Nichols). The Company's use of NOL Class #1 is limited by formula, pursuant to the federal income tax code, to $255,000 per annum, plus the unused carry-forward balance. The total available NOL Class #1 at February 1, 1997 amounts to approximately $2.8 million which expires in 2006.

NOL Class #2 is the NOL generated subsequent to the filing and is not subject to annual limitation. The NOL Class #2 available at February 1, 1997 amounts to approximately $6.9 million.

Deferred Income Taxes

Deferred income tax temporary differences are determined in accordance with SFAS No. 109. At February 1, 1997 and February 3, 1996, the Company has established a valuation allowance of 100% since it does not appear more likely than not that a tax asset will be realized. The temporary differences giving rise to deferred taxes primarily relate to property and equipment, employee stock options and allowances for doubtful accounts.

NOTE 6 - STOCK OPTION AND COMPENSATION PLANS

The Company has three stock option plans (a 1991 Non-Qualified Stock Option Plan; a 1991 Incentive Stock Option Plan; and a 1995 Stock Option Plan (collectively the "Stock Option Plans")) and one equity compensation plan in effect, all of which have been approved by the Company's shareholders.

1991 Non-Qualified Stock Option Plan

Under the 1991 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), a total of 274,604 Common Shares were reserved for issuance to employees of the Company. The exercise price of such options is not less than 25% of the fair market value of the Common Shares subject to such options on the date of grant.

Participation in the Non-Qualified Plan is voluntary but an election to participate is irrevocable. Seven employees of the Company elected to participate (two such employees are no longer employed by the Company), each of whom has specified the dollar amount by which his or her respective annual salary will be reduced during each of the Company's three fiscal years commencing February 2, 1992. In return for such salary reductions, each employee participating in the Non-Qualified Plan received discounted stock options entitling each such employee to purchase Common Shares at 25% of the fair market value of such common shares on the date of grant of the options. These options may be exercised in increments of

1/36 for each full month of employment completed by the employee during the salary reduction period. However, none of the options was exercisable prior to June 30, 1993.

On June 30, 1992, 253,525 of the options available for grant under the Non-Qualified Plan were granted at an exercise price of $.544 per Common Share which was equal to 25% of the fair market value on the date of grant. The salaries of the participants in the Non-Qualified Plan were reduced by an aggregate of $126,000 in fiscal 1995. As of February 1, 1997, 218,583 of these options were exercisable and 34,942 were forfeited.

1991 Incentive Stock Option Plan

Under the 1991 Incentive Stock Option Plan (the "Incentive Plan"), a total of 298,850 Common Shares were reserved for issuance to employees of the Company. Each of the options granted under the Incentive Plan is an incentive stock option, as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended, the exercise price of which is the fair market value, as determined by the Company's Board of Directors or its committee, of the Common Shares subject to such options on the date the options were granted. Of the options available for grant under the Incentive Plan, 286,902 were granted in December 1991 at an exercise price of $1.914 per Common Share, of which 92,149 of such options were subsequently canceled. During fiscal 1997, 70,415 options under the Incentive Plan were granted at exercise prices per Common Share ranging from $3.19 to $3.75, such amounts being equal to or above the fair market values on the dates of the respective grants. As of February 1, 1997, 102,149 of the options granted under the Incentive Plan lapsed owing to terminations of optionees' employment, 3,287 were exercised and 251,881 remain exercisable.

1995 Stock Option Plan

Under the 1995 Stock Option Plan (the "1995 Plan"), a total of 500,000 Common Shares have been reserved for issuance upon the exercise of stock options and related stock appreciation rights ("SARs").

Pursuant to the 1995 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NSOs") and SAR's to officers, directors and key employees of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors which selects the optionees, authorizes the grant of options and determines the exercise price and other terms of the options, including the vesting schedule thereof, if any. The per share exercise price of each ISO granted under the 1995 Plan must be at least 100% of the fair market value of a Common Share (and not less than 110% of the fair market value in the case of any optionee of an ISO who beneficially owns more than 10% of the total combined voting power of the Company) on the date such option is granted. The per share exercise price of an NSO must be at least 25% of the fair market value of a Common Share on the date such option is granted.

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

As of February 1, 1997, 472,585 options had been issued under the 1995 Option Plan.

The combined activity in the Stock Option Plans for the three years in the period ended February 1, 1997 was as follows:

                                       Number of
                                         shares     Exercise price per share
                                       ---------    ------------------------
Outstanding at January 29, 1994         508,588         $0.544 - $1.914
Fiscal 1995 Activity:
  Granted                                   -
  Exercised                              (3,287)        $0.544 - $1.914
  Canceled                              (82,752)        $0.544 - $1.914
                                        -------

Outstanding at January 28, 1995         422,549
Fiscal 1996 Activity:
  Granted                                   -
  Exercised                                 -
  Canceled                               (5,776)        $0.544 - $1.914
                                        -------

Outstanding at February 3, 1996         416,773
Fiscal 1997 Activity:
  Granted                               543,000         $3.188 - $5.875
  Exercised                                 -
  Canceled                              (16,724)        $0.544 - $1.914
                                        -------
Outstanding at February 1, 1997         943,049         $0.544 - $5.875
                                        =======

Available for grant at
February 1, 1997                        127,119
                                        =======

1992 Equity Compensation Plan for Non-Employee Directors

Under the 1992 Equity Compensation Plan for Non-Employee Directors (the "Independent Directors Plan"), a total of 11,500 Common Shares were reserved for issuance to members of the Board of Directors of the Company who do not serve as officers or employees of the Company or any of its subsidiaries (the "Independent Directors'). The Independent Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board of Directors, commencing with the shareholders meeting held June 30, 1992 through the 1996 shareholders' meeting, shall be entitled to an award of 460 Common Shares upon his election or re-election. Each annual award of 460 common shares under the Independent Directors Plan shall be effected automatically, on the business day next succeeding each of the shareholders meeting at which each Independent Director shall have been elected. On each of July 1, 1993 and July 22, 1994, 460 shares were authorized and issued to each Independent Director and the fair market value of such shares was expensed and added to Additional Paid-in Capital.

During fiscal 1996, the 1992 Independent Directors Plan was amended whereby a total of 75,000 Common Shares were reserved for issuance to Independent Directors. The Independent

Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board, through the 1998 Annual Meeting of Shareholders, is entitled to an award of 2,500 Common Shares upon his or her election or re-election. Each annual award of Common Stock under the Independent Directors Plan is effected automatically on the business day next succeeding each of the annual meetings of shareholders (or special meeting in lieu thereof) at which an Independent Director is elected. In July 1996, 2,500 shares were authorized and issued to each Independent director and the fair market value of such shares was expensed and added to Additional Paid-in Capital.

Pursuant to an employment termination agreement, dated January 31, 1997, the Company issued 15,000 Common Shares at a nominal price to a former executive. The remaining 30,000 Common Shares, which were issued and sold to him upon commencement of his employment by the Company in January 1996, were forfeited pursuant to the vesting provisions governing their issuance. In addition, the Company issued 2,500 Common Shares to a former director for past services rendered to the Company. All of these Shares were issued subject to customary restrictions under the Securities Act of 1933 and the Company recorded compensation expense with respect to the issuance of such Shares.

Application of SFAS No. 123 - Pro Forma Net Income and Net Income Per Common Share SFAS No. 123 requires the Company to disclose pro forma net income and net income per share determined as if the Company had accounted for stock-based compensation awards granted after December 31, 1994 under the fair value method of that Statement. The fair values of options under SFAS No. 123 were estimated at each grant date using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.1%, a dividend yield of zero, a volatility factor of the expected market price of the Company's common stock of
1.05 and an expected option life of seven and one-half years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For these pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period. The Company's fiscal 1997 reported and pro forma information is as follows:

                                                                  Fiscal 1997
                                                                  -----------
Net income, as reported                                            $1,334,000
Pro forma net income                                               $1,007,000

Net income per share, as reported                                       $0.59
Pro forma net income per share                                          $0.44

In fiscal 1996, there were no stock-based compensation awards granted under the Stock

Option Plans. Accordingly, no adjustment to the Company's fiscal 1996 pro forma results is required under SFAS No. 123.

NOTE 7 - WARRANTS

In April 1995, in connection with the Acquisition, the Company issued 85,867 warrants to purchase the Company's Common Shares to its financial advisor (such amount being equal to 3% of the Company's issued and outstanding shares, including Common Share equivalents), subject to certain anti-dilution protection, for a per share exercise price of approximately $0.94. The difference between the fair market value of the warrants on the date of grant and the exercise price was included in the acquisition cost of the Rx Stores (see Note 2). All of such warrants were exercised during fiscal 1997.

In December 1991, the Company issued warrants to a secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. All of such warrants are outstanding at February 1, 1997 and expire in December 1997.

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company has a defined contribution 401(k) savings plan which allows employees to contribute a percentage of compensation not to exceed amounts permitted under the Internal Revenue Code. The Company matches 100% of the first $1 of employee contribution each week plus 25% of any additional compensation contributed, up to a maximum of 3% of annual compensation. The Company's contribution into the 401(k) savings plan amounted to $105,000, $81,000 and $60,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

One of the Company's directors is a member of a law firm which provided legal services to the Company for fees and disbursements aggregating $71,000, $328,000 and $81,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE 10 - STORE CLOSURE COSTS

During the fiscal 1997 fourth quarter, the Company recorded a $1.6 million provision for store closure costs in connection with three stores being closed ($1 million of this amount is netted in the extraordinary gain related to two closing Rx Stores in connection with the Woolworth Settlement - See Note 13). For further information relating to the two Rx Stores being closed, as well as to the five additional Rx Stores which may be closed, see discussion under "Settlement of Litigation" in Note 12.

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

Under the provisions of the Plan, the Company completed the distribution of $3.1 million in cash and 2.6 million of the Company's Reorganization Common Shares to its Allowed Secured Creditors (as defined under the Plan) as payment in full of their claims and arranged long-term payment schedules with certain state authorities with respect to its pre-petition priority sales and use tax liabilities, which amounts are included in accrued expenses in the Consolidated Balance Sheets. During December 1996, the Company made the final pre-petition priority sales and use tax liability payments amounting to $407,000 and, as a result, the Plan has been fully consummated.

Upon confirmation of the Plan, certain members of management and members of their families acquired 4,036,839 Reorganization Common Shares in exchange for an investment of approximately $1,776,200 in the Company. This investment included approximately $490,000 in severance pay, net of all withholding taxes, paid to members of management under the provisions of the Plan. Certain members of management acquired 1,040,000 Reorganization Common Shares at one cent per share pursuant to a Restricted Share Purchase Memorandum and Agreement (the "Share Purchase Agreement"), dated as of December 24, 1991, between the members of management and the Company. Pursuant to the terms of the Share Purchase Agreement, certain members of management received a bonus totaling $295,973 in fiscal 1992. An amount representing unearned employee compensation relating to such shares was recorded as a deduction from shareholders' equity and was amortized over the forfeiture period. In fiscal 1997, 1996 and 1995, $0, $73,000 and $81,000, respectively, of this unearned income was amortized. Since certain members of management and their families have retained a controlling interest in the Company, the Company did not adopt fresh-start reporting upon its emergence from Chapter 11.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's operating leases are principally for retail store locations. At February 1, 1997, future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year, without regard to potential sublease revenue, is set forth below (000's):

                                  Thirty-five      Five
                    Fiscal Year     stores     Rx stores (*)
                    -----------  ------------  ------------
                        1998        $8,316        $1,271
                        1999         8,087         1,271
                        2000         7,444         1,145
                        2001         6,600         1,034
                        2002         4,090           389
                        Thereafter   8,451            -

(*) Represents the five remaining Affected Stores which may be returned to Woolworth in connection with the Woolworth Settlement. For further information concerning the Affected Stores and other provisions of the Woolworth Settlement, see "Settlement of Woolworth Litigation" discussion below.

Rent expense, excluding certain real estate tax and maintenance costs, for all operating leases is comprised of the following (000's):

                                     Fiscal           Fiscal            Fiscal
                                      1997              1996              1995
                                    -------           -------           -------
Minimum rentals                     $ 8,466           $ 6,781           $ 2,454
Contingent rentals                       93               117               112
Sublease revenue                       (904)             (927)             (719)
                                    -------           -------           -------
                                    $ 7,655           $ 5,971           $ 1,847
                                    =======           =======           =======

In fiscal 1995, the Company recorded income of $300,000 related to payments received from Masters, Inc. ("Masters"), a major subtenant of the Company which had filed for bankruptcy in 1991. The payments received by the Company included $200,000 in full settlement of the remaining $300,000 balance then owing by Masters.

Settlement of Woolworth Litigation

In January 1996, the Company instituted legal proceedings against Woolworth in the Supreme Court of the State of New York seeking, among other relief, damages and indemnification arising out of Woolworth's alleged fraud and breach of certain covenants, representations and warranties made by Woolworth in connection with the Acquisition. Pending resolution of the Company's claims in such action, the Company withheld payment of all further installments of principal and interest arising out of the Purchase Money Notes held by Woolworth. The Company's Senior Secured and Subordinated Secured Lenders consented to the withholding by the Company of payment of the installments of principal and interest under the Purchase Money Notes due in January 1996, and subsequently granted periodic waivers of the relevant cross-default provisions of the agreements evidencing its indebtedness to such lenders during fiscal 1997.

On January 31, 1997, the Registrant and Woolworth entered into the Woolworth Settlement pursuant to which Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so that such Note constitutes a non-interest bearing contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. Furthermore, Woolworth released the Company from its obligation to pay interest accrued on the Purchase Money Notes. As a result of Woolworth's cancellation of two of the three Purchase Money Notes, the modification of the third such Note and the release of the Company's accrued interest obligation thereon, the Company recorded in its fiscal 1997 fourth quarter an extraordinary gain of $7.1 million resulting from $8.5 million in debt and interest forgiveness, reduced by a provision for store closure for two closing Rx Stores, litigation settlement expenses and a related provision for income taxes, referred to and reported upon elsewhere in these Consolidated Financial Statements (see Notes 2, 4, 10 and 13).

The Woolworth Settlement also gave the Company the right to reassign or redeliver or have an option to terminate its occupancy and obligations under the leases governing seven of the Rx Stores (the Affected Stores) subject to certain conditions and within certain stipulated periods of time. The Company is currently closing two of the Affected Stores and, upon completion of the liquidation of inventory and disposal of property and equipment located in these stores, the leases for such stores will be surrendered to Woolworth. The Company has not yet made a determination as to whether any or all of the five remaining Affected Stores will be returned to Woolworth. In addition, Woolworth has reserved the right under the Woolworth Settlement to terminate the Company's possession of the premises of any one of the Affected Stores and to require reassignment of their leases to Woolworth. In such event, the Company will be required to surrender possession of the premises of any one or more the five remaining Affected Stores within a stipulated period following the exercise by Woolworth of the right of assignment.

Woolworth has also agreed in the Woolworth Settlement to assume the Company's rental and other occupancy costs under the leases governing the Affected Stores during the period from January 15, 1997 through July 31, 1997 (or, assuming these stores are returned to Woolworth through the exercise by the Company of its option to return the Affected Stores, through the date such stores are returned to Woolworth). Furthermore, the Company is entitled to retain the proceeds from its sale of inventory and other assets in the Affected Stores prior to the termination of its occupancy thereof. The Woolworth Settlement also requires the Company to pay Woolworth the sum of $195,000 for certain previous charges (subject of offsets in the Company's favor) by May 31, 1997.

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

Letters of Credit

The Company had letters of credit outstanding of approximately $1.1 million at February 1, 1997.

NOTE 13 - EXTRAORDINARY GAIN, NET

In connection with the Woolworth Settlement, the Company realized an extraordinary gain of $7.1 million. The extraordinary gain resulted from Woolworth's debt forgiveness of $8.5 million (such amount includes $7.4 million in Purchase Money Notes arising out of the Acquisition and $1.1 million in accrued interest thereon) which was offset, in part, by a store closure provision of $1 million related to two Rx Stores being closed, litigation settlement expenses of $.3 million and related income taxes of $.1 million. For further information concerning the provisions of the Woolworth Settlement, see "Settlement of Woolworth Litigation" in Note 12.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE








To the Board of Directors and
Shareholders of Pharmhouse Corp.

Our audits of the consolidated financial statements referred to in our report dated May 2, 1997 appearing on page F-1 of the 1997 Annual Report on Form
10-K of Pharmhouse Corp. for the year ended February 1, 1997 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

New York, New York
May 2, 1997

                         PHARMHOUSE CORP. AND SUBSIDIARY            Schedule VII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                   Column A                   Column B           Column C                Column D               Column E
                   --------                   --------           --------                --------               --------
                                                                Additions               Deductions
                                                                ---------               ----------
                                             Balance at         Charged to                                      Balance
                                             beginning          costs and         Bad debt      Bad debt         at end
                                             of period           expenses        write offs    recoveries      of period
                                             ---------           --------        ----------    ----------      ---------
Reserves deducted in balance sheet

February 1, 1997:
Allowance for doubtfull accounts                $918               $219            $(150)         $ --             $987
                                             ===========================================================================
February 3, 1996:
Allowance for doubtfull accounts                $618               $383            $ (37)         $(46)            $918
                                             ===========================================================================
January 28, 1995:
Allowance for doubtfull accounts                $563               $168            $(100)         $(13)            $618
                                             ===========================================================================

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                              Description
-------                            -----------

10.13 Mutual Release and Woolworth Settlement dated January 31, 1997 between the Registrant and Woolworth

21       Subsidiaries of the Registrant

27       Financial Data Schedule