Form 10-Q
period 1997-05-03
PHARMHOUSE CORP
filed 1997-06-10
CIK 71985

DRAFT  06/09/97  6:22 PM
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 3, 1997
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

 Registrants telephone number, including area code (212) 477-9400

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

               YES  X                   NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

Outstanding as of
              Class            May 31, 1997
              -----            ------------
             Common Shares,
             $.01 par value      2,374,442



                      INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

           Consolidated Balance Sheets at May 3, 1997
            and February 1, 1997.                           2

           Consolidated Statements of Operations
             for the three months ended May 3, 1997 and
             and May 4, 1996.                               3

           Consolidated Statements of Cash Flows
            for the three months ended May 3, 1997 and
            May 4, 1996.                                    4

           Notes to Consolidated Financial Statements.      5-8

     Item 2.  Management's Discussions and Analysis
                 of Operations                              9-12


PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                   *
Item 2.  Changes in Securities                               *
Item 3.  Default Upon Senior Securities                      *
Item 4.  Submission of Matters to a Vote of Security Holders *
Item 5.  Other Information                                   *
Item 6.  Exhibits and Reports on Form 8-K                    *

* Not applicable in this filing

                PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                            Unaudited
                                            May 3,        February 1,
                                             1997            1997
                                          ---------        ---------

ASSETS
Current assets
-----------------------------------
Cash                                       $ 3,616         $ 2,915
Accounts receivable, net of
  allowances of $1,003 and
  $987, respectively                         5,581           7,564
Merchandise inventory                       49,151          49,796
Prepaid expenses and other                   1,908           1,861
                                           -------         -------
  Total current assets                      60,256          62,136

Property, fixtures and equipment, net        5,383           5,580
Video inventory held for rental, net         2,532           2,531
Other assets                                   794             256
                                           -------         -------
  Total assets                             $68,965         $70,503
                                           =======         =======

LIABILITIES AND SHAREHOLDRES' EQUITY
Current liabilities
------------------------------------
Current portion of long-term debt          $30,008         $ 7,640
Accounts payable                            24,120          24,412
Accrued expenses and other liabilities       3,739           3,586
Provision for store closure                  1,500           1,615
                                           -------         -------
  Total current liabilities                 59,367          37,253
Long-term debt, net of current portion       1,000          24,400
Other liabilities                              384             498
                                           -------         -------
  Total liabilities                         60,751          62,151
                                           -------         -------

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
  and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,374,442
  and 2,359,064 shares, respectively            24              23
Additional paid-in capital                  21,545          21,498
Accumulated deficit                        (13,354)        (13,168)
                                           -------         -------
                                             8,215           8,353
Treasury stock, at cost                          1               1
                                           -------         -------
  Total shareholders' equity                 8,214           8,352
                                           -------         -------
  Total liabilities and shareholders'
     equity                                $68,965         $70,503
                                           =======         =======


See accompanying Notes to Consolidated Financial Statements

                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share amounts)
                            Unaudited


                                           Three Months Ended
                                       May 3,             May 4,
                                       1997               1996
                                   --------------------------------

Revenues:
  Net sales                           $ 49,829           $ 55,317
  Video rental, service
    and other income                     1,581              1,801
                                      --------           --------
                                        51,410             57,118
                                      --------           --------
Costs and Expenses:
  Cost of merchandise and
     services sold                      39,023             43,207
  Selling, general and
    administrative expense              11,759             13,863
                                      --------           --------
                                        50,782             57,070
                                      --------           --------

Income from operations                     628                 48

Interest expense                           814              1,040
                                      --------           --------

Net loss                              $   (186)          $   (992)
                                      ========           ========


Net loss per Common Share             $  (0.08)          $  (0.45)
                                      ========           ========

Average shares outstanding            2,350,204          2,229,183
                                      =========          =========

  See accompanying Notes to Consolidated Financial Statements.

                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                           Three Months Ended
                                                        May 3,            May 4,
                                                         1997              1996
                                                    --------------------------
Cash Flows provided by Operating Activities:
  Net loss                                              $  (186)       $  (992)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                           771            611
    Decrease in deferred rent                              (122)            (7)
  Changes in operating assets and liabilities;
   (Increase)decrease in:
     Accounts receivable, net                             1,983            812
     Merchandise inventory                                  645         (3,242)
     Prepaid expenses and other current assets              (47)          (288)
     Other assets                                          (538)            21
   Increase (decrease) in:
     Accounts payable                                      (292)         4,446
     Accrued expenses and other liabilities                 161         (1,106)
     Provision for store closure                           (115)            -
                                                        -------        -------
Net cash flows provided by Operating Activities           2,260            255
                                                        -------        -------
Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                   (92)          (418)
  Purchase of video inventory held for rental, net         (483)          (319)
                                                        -------        -------
Net Cash Flows used by Investing Activities                (575)          (737)
                                                        -------        -------

Cash Flows provided (used) by Financing Activities:
  Revolver borrowings, net                                 (832)         1,384
  Pay-down of Subordinated Loan                            (200)          (150)
  Proceeds from exercise of stock options                    48             -
                                                        -------        -------
Net Cash Flows provided (used) by Financing Activities     (984)         1,234
                                                        -------        -------

Net increase in cash                                        701            752
Cash, beginning of period                                 2,915          2,884
                                                        -------        -------
Cash, end of period                                      $3,616         $3,636
                                                        =======        =======


Supplemental information:
  Interest payments                                      $  833         $  794

See accompanying Notes to Consolidated Financial Statements.


          PHARMHOUSE CORP. AND SUSUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended May 3, 1997


NOTE  1 - BASIS OF PRESENTATION
The  accompanying unaudited Consolidated Financial Statements  of
Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X  and,  therefore, omit or condense certain footnotes and  other information normally included in financial statements prepared in
accordance  with  generally accepted accounting principles.   The
accounting policies followed for interim financial reporting  are
the  same  as  those  disclosed  in  Note  1  of  the  Notes   to
Consolidated  Financial  Statements  included  in  the  Company's audited  Consolidated Financial Statements for  the  fiscal  year ended February 1, 1997 ("fiscal 1997") which are included in  the
Company's  Annual Report (the "1997 Form 10-K") heretofore  filed with  the Securities and Exchange Commission.  In the opinion  of management,  all  adjustments  (consisting  of  normal  recurring accruals)  considered necessary for a fair  presentation  of  the financial information for the interim periods reported have  been
made.   Results of operations for the 13 weeks ended May 3,  1997
are  not necessarily indicative of the results to be expected for the  entire fiscal year ending January 31, 1998 ("fiscal  1998").
These  Consolidated  Financial  Statements  should  be  read   in
conjunction  with the Company's fiscal 1997 audited  Consolidated
Financial Statements and Notes thereto.

NOTE 2 - ACQUISITION, LITIGATION AND WOOLWORTH SETTLEMENT
Acquisition
On  April 28, 1995, the Company acquired, and accounted for as  a purchase,  the assets and business of 24 "The Rx Place"  discount drug  stores  (the  "Acquisition") from F. W.  Woolworth  Co.,  a subsidiary  of  Woolworth Corporation (collectively "Woolworth").
The  total  cost of the Acquisition was $39.5 million,  including
$23.5  million  in  cash and $12.5 million  in notes issued
to  Woolworth (the "Purchase Money Notes").  The  Company also assumed Woolworth's obligations under the leases of the  24
acquired  stores  (the "Rx Stores"). The Acquisition,  consisting
primarily  of  merchandise  inventory  and  store  property   and
equipment, was financed through a senior secured revolving credit facility  (the "Senior Credit Facility") provided by a  financial institution,  a  $3 million secured subordinated term  loan  (the
"Subordinated  Loan") provided by an unaffiliated trade  supplier and the Purchase Money Notes.

Litigation
In  January  1996,  the Company instituted legal  action  against
Woolworth in the Supreme Court of the State of New York  seeking, among  other relief, damages and indemnification arising  out  of
Woolworth's  alleged  fraud  and  breach  of  certain  covenants, representations  and warranties made by Woolworth  in  connection
with   the   Acquisition  (the  "Legal  Proceedings").    Pending
resolution of the Company's claims, the Company withheld  payment of all further installments of principal and interest arising out of the Purchase Money Notes held by Woolworth.


Woolworth Settlement
On January 31, 1997, the Company and Woolworth entered into an agreement (the "Woolworth Settlement"), resolving all outstanding disputes arising out of the Acquisition. The major aspects of the Woolworth Settlement include:

     Debt  and Interest Forgiveness - Woolworth surrendered  for cancellation two of the three outstanding Purchase Money  Notes totaling $5.5 million and modified the third such Note (in  the original  principal amount of $2.9 million, and originally  due
April 1998) so that such Note constitutes a non-interest bearing
contingent  note  obligation  of  $1  million  which  will   be
surrendered  by  Woolworth for cancellation on July  30,  1998, subject  to  certain conditions. Woolworth  also  released  the
Company from its $1.1 million accrued interest obligation on the
Purchase Money Notes.  In the fourth quarter of fiscal 1997, by reason  of the foregoing, the Company recorded an extraordinary gain  of  $7.1 million consisting of $8.5 million in  debt  and interest forgiveness less certain costs and provisions (including a  $1  million store closure provision related to two Rx Stores returned to Woolworth - see Return of Stores, below).

    Return  of Stores - The Company has an option to  terminate its  occupancy and obligations under the leases governing seven
(the  "Affected  Stores") of the Rx Stores subject  to  certain
conditions and within certain stipulated periods of time.   The
Company  has exercised its option with respect to  two  of  the
Affected Stores and, as of June 10, 1997, the Company has closed and returned to Woolworth these two stores.  As of the date  of this  Report,  the Company has not made a determination  as  to whether any or all of the five remaining Affected Stores will be returned to Woolworth.

    Reimbursement of Rental and Occupancy Costs - Woolworth agreed to assume the Company's rental and other occupancy costs under the leases governing the Affected Stores during the period from January 15, 1997 through the earlier of July 31, 1997 or the date of reassignment of the leases of the Affected Stores to Woolworth.

    Use of "The Rx Place" Name - Woolworth agreed to extend the
Company's license to use the service mark "The Rx Place" for an additional three year period through April 28, 2001, subject to the Company's right to extend such license for one additional year upon proper notification, as defined in the agreement.

For  further  information  concerning the  Woolworth  Settlement, reference  is  made  to  Item 1 and  Note  12  of  Notes  to  the
Consolidated Financial Statements included in the Company's  1997
Form 10-K.


NOTE 3 - BORROWINGS
A summary of the Company's borrowings at May 3, 1997 and February
1, 1997 is as follows (000's omitted):
                            May 3, 1997               February 1,1997
                             Current  Noncurrent          Current  Noncurrent
                      Total   portion portion     Total   portion  portion
Senior Credit
  Facility            $28,208 $28,208     -      $29,040   $7,040  $22,000
Subordinated Loan       1,800   1,800     -        2,000      600    1,400
Contingent Note         1,000      -   1,000       1,000        -    1,000
                      ------- ------- ------     -------   ------  -------
                      $31,008 $30,008 $1,000     $32,040  $ 7,640  $24,400

At  May  3,  1997,  all outstanding borrowings under  the  Senior
Credit Facility and the Subordinated Loan have been classified as current  liabilities  as both of these credit  facilities  expire during  April  1998.  The three-year term of  the  Senior  Credit
Facility  expires in late April 1998, subject to renewal  at  the
option of the secured lender for successive one-year terms.   The
senior  secured lender may agree to extend that facility  for  an additional  one year or other period or the Company may  seek  to refinance  the  Senior Credit Facility upon  the  most  favorable terms and conditions available to it at the time.  However, there can  be no assurance  concerning the extension of the term of the
Senior Credit Facility or the terms and conditions upon which the
Company will be able to refinance that Senior Credit Facility.

Senior Credit Facility
The  Senior  Credit Facility provides for borrowing  availability equal to the lower of 60% of eligible inventory (at cost) or  $45
million.   The indebtedness under the Senior Credit  Facility  is
secured  by  a first priority lien on substantially  all  of  the
Company's assets, restricts the payment of dividends and requires
that  the  Company maintain minimum net worth levels.   Effective
February 2, 1997, the Company's senior secured lender amended the minimum  net worth requirement to $6 million (determined  at  the close  of each fiscal quarter) which will increase to $7  million upon  cancellation  of the remaining $1 million  contingent  note obligation to Woolworth described in Note 2.

Subordinated Loan
The  Subordinated Loan is payable to an unaffiliated supplier and is  being repaid in monthly installments of $50,000 with  a  $1.2
million  balloon  payment due in April  1998.   The  subordinated
lender  has  been granted a second priority lien on substantially all of the Company's assets.

Contingent Note
In  connection with the Woolworth Settlement, the Purchase  Money
Note due in April 1998 (in the original amount of $2.9 million) was modified so that such Note constitutes a $1 million non-interest bearing obligation which will be forgiven by Woolworth on July 30, 1998, subject to certain conditions.


NOTE 4 - WARRANTS
The  Company  issued warrants to its previous secured  lender  to purchase 209,195 of its Common Shares at varying exercise  prices ranging  from $.19 to $1.91 per Common Share. Such warrants  were
outstanding at May 3, 1997 and expire on December 31, 1997.   The
Company  recently  filed  a  Registration  Statement  under   the
Securities Act of 1933 relating to the proposed offer and sale of such securities by that lender.


ITEM  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition

General
As of the date of this Report, the Company operates a chain of 35 deep  discount drug stores located in eight states  in  the  mid-
Atlantic  and  New England regions of the United  States,  13  of which operate under the name Pharmhouse (the "Pharmhouse Stores")
and  22  of  which operate under the name The Rx Place  (the  "Rx
Stores"),  the  latter stores having been  acquired  from  F.  W.
Woolworth    Co.,   a   subsidiary   of   Woolworth   Corporation
(collectively  "Woolworth") in April 1995.  The  foregoing  total number  of  stores  gives effect to the recent closing  of  three under-performing  stores, two of which are Rx  Stores  that  were
returned   to   Woolworth  in  connection  with   the   Woolworth
Settlement.   Pursuant to the Woolworth Settlement,  the  Company
has an option, exercisable by July 31, 1997, to return up to five additional under-performing Rx Stores to Woolworth.  In the event that the Company exercises such option  with respect  to all five stores,  the Company  will  operate  30 deep discount drug stores thereafter.

The  Company's stores emphasize a pricing policy of everyday deep discount  prices  on all merchandise, which includes  health  and beauty  care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages
and   other   merchandise,  including  seasonal   products.   The
Pharmhouse  Stores are approximately 35,000 sq. ft. in  size  and the Rx Stores are approximately 25,000 sq. ft. in size.

Results of Operations
The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the first quarters of fiscal 1998 and fiscal
1997, respectively:

                                 First Quarter
                               Fiscal        Fiscal
                                1998          1997
                               ------        ------
     Revenues                  100.0%        100.0%
     Cost of merchandise and
       services sold            75.9          75.6
                               ------        ------

     Gross profit               24.1          24.4
     Selling, general and
      administrative expense    22.9          24.3
                               ------        ------

     Income from operations      1.2           0.1
     Interest expense            1.6           1.8
                               ------        ------
     Net loss                   (0.4)%        (1.7)%
                               ======        ======


FIRST QUARTER OF FISCAL 1998 VS. FIRST QUARTER OF FISCAL 1997
Overall Quarterly Results
The Company reported a net loss of $186,000, or $.08 per share, in the fiscal 1998 first quarter compared with a net loss of $992,000, or $.45 per share, in the fiscal 1997 first quarter.
The  improved results are attributable to the following  factors:
reduced store (selling) expense arising from the Company's cost reduction program initiated at the end of the fiscal 1997 first quarter and the occupancy reimbursement provided by Woolworth;
the  closing of three under-performing stores (including  two  Rx
Stores which were returned to Woolworth); and reduced interest expense resulting from Woolworth's cancellation of the Purchase
Money Notes.

As  noted,  the  Company's  fiscal  1998  first  quarter  results
benefited from certain aspects of the Woolworth Settlement.   For
further  information concerning the provisions of  the  Woolworth
Settlement,  reference  is  made  to  Note  2  of  Notes  to  the
Consolidated  Financial Statements of this Report, the  Company's
Annual Report on Form 10-K for the fiscal year ended February  1,
1997 and Current Report on Form 8-K dated February 6, 1997.

Significant Line Items
Revenues
Fiscal  1998  first  quarter revenues  (including  video  rental, service  and  other  income)  were $51.4  million  compared  with revenues of $57.1 million in the first quarter of fiscal 1997,  a decrease of $5.7 million, or 10.0%. Approximately one-half of the revenue  decrease is attributable to the closing of three  stores during  the current quarter.  On a same-store basis, fiscal  1998 first  quarter  revenues decreased 4.9% compared with  the  prior year's  first quarter (the decrease was 3.3% excluding  the  five additional Rx stores that may be returned to Woolworth).

Gross Profit
The  fiscal 1998 first quarter gross profit (total revenues  less costs  of  merchandise and services sold and freight/distribution services provided) was $12.4 million compared to $13.9 million in the  prior year, a decrease of $1.5 million, or 11.0 %, primarily resulting  the  closing of three stores during  the  fiscal  1998 first  quarter.  As a percentage of revenues, gross profit during the  fiscal 1998 first quarter was 24.1% compared with  24.4%  in the fiscal 1997 first quarter.

Selling, General and Administrative Expense
Selling,  general and administrative ("SG&A") expense  was  $11.8 million  in  the  fiscal  1998 first quarter  compared  to  $13.9 million in the prior year, a decrease of $2.1 million, or  15.1%, resulting from the closing of three stores during the fiscal 1998 first  quarter  and cost reductions which were  phased-in  during fiscal 1997.  As a percentage of revenues, SG&A expense was 22.9%
during  the  fiscal 1998 first quarter compared to 24.3%  in  the fiscal  1997 first quarter, reflecting cost reductions (including
payroll   and   certain   operating  expenses)   and   the   rent
reimbursement provided by Woolworth.


Operating Income
Operating income increased $.6 million in the fiscal 1998 first quarter compared with the fiscal 1997 first quarter, primarily resulting from reduced SG&A expense as noted above.

Interest Expense
Interest  expense during the fiscal 1998 first quarter  decreased
$.2 million compared to the fiscal 1997 first quarter resulting from reduced interest expense owing to the cancellation of the Purchase Money Notes in connection with the Woolworth Settlement.

Liquidity and Capital Resources
Operating Activities
The Company generated cash flows from operating activities of $2.3 million in the fiscal 1998 first quarter, attributable primarily to a $2 million decrease in accounts receivable (from third-party insurance plans).

Investing Activities
Capital  expenditures amounted to $.6 million in the fiscal  1998 first quarter and consisted primarily of video inventory held for
rental.   The  Company  has  continued  to  defer  major  capital
improvements   until   such   time  as   the   Company   achieves
profitability.

Financing Activities
Net   borrowings  under  the  Company's  Senior  Credit  Facility
decreased $.8    million during the first quarter of fiscal 1998.
As of May 3, 1997, outstanding borrowings under the Senior Credit
Facility were $28.2 million.

Summary of Borrowings
Senior Credit Facility
The  Company's  Senior  Credit Facility  provides  for  borrowing availability  equal  to  the  lower of  sixty  percent  (60%)  of
eligible  inventory (at cost) or $45 million.   The  indebtedness
under  the Senior Credit Facility is secured by a first  priority lien on substantially all of the Company's assets, restricts  the payment  of  dividends  and requires that  the  Company  maintain minimum  net  worth  levels.  Effective  February  2,  1997,  the
Company's  senior  secured lender amended the minimum  net  worth requirement to $6 million (determined at the close of each fiscal quarter)  which will increase to $7 million upon cancellation  of the remaining $1 million contingent note obligation to Woolworth.

The three-year term of the Senior Credit Facility expires in late
April 1998, subject to renewal at the option of the secured lender for successive one-year terms. The senior secured lender may agree to extend the facility for an additional one year or other period or the Company may seek to refinance the Senior
Credit Facility upon the most favorable terms and conditions available to it at the time. However, there can be no assurance concerning the extension of the term of the Senior Credit
Facility or the terms and conditions upon which the Company will be able to refinance that Senior Credit Facility.

Subordinated Loan
The  Subordinated  Loan  payable to an unaffiliated  supplier  is being  repaid  in  monthly installments of $50,000  with  a  $1.2
million  balloon  payment due in April  1998.   The  subordinated
lender  has  been granted a second priority lien on substantially all of the Company's assets.

Working Capital and Current Ratio
All  of  the  outstanding  borrowings  under  the  Senior  Credit
Facility  and  the  Subordinated Loan  have  been  classified  as current  liabilities in the fiscal 1998 first  quarter  financial
statements  owing  to  the  April  1998  expiration  dates.   The
classification of that facility and loan has negatively  impacted certain  financial  measurements  and  ratios  including  working capital  and  the  current ratio.  Primarily by  reason  of  that classification, (a) working capital decreased to $.9  million  at
May  3, 1997 from $24.9 million at February 1, 1997 and (b),  the ratio  of current assets to current liabilities decreased to  1.0 at May 3, 1997 from 1.7 at February 1, 1997.

Assuming the continuing availability of trade credit at the current level and the combination of the financing made available through the Senior Credit Facility and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the balance of fiscal 1998.

Forward-Looking Statements
This  Report contains certain "forward-looking statements", which are  based largely on the Company's expectations and are  subject to  risks  and  uncertainties, certain of which  are  beyond  the
Company's  control.  Discussion of factors that could  cause  the
Company's actual results or performance to differ materially from those set forth in such statements, estimates and expectations is
contained  in  the  1997  Form  10-K  including,  among   others,
competitive,  regulatory  and  economic  influences  and  product
acceptance  and  availability.   In  light  of  these  risks  and
uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.  The
Company  assumes  no obligation to update publicly  any  forward-
looking  statements,  whether as a  result  of  new  information, future events or otherwise.


PART II.
OTHER INFORMATION

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pharmhouse Corp.
                                   (Registrant)

Date: June 10, 1997                By:/s/ Kenneth A. Davis
                                   Kenneth A. Davis
                                   President, Chief Executive
                                   Officer and Chief Operating
                                   Officer

Date: June 10, 1997                By:/s/ Richard A. Davis
                                   Richard A. Davis
                                   Senior Vice President-Finance
                                   and Chief Financial Officer
