Form 10-Q
period 1997-08-02
PHARMHOUSE CORP
filed 1997-09-12
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 2, 1997
                    Commission File #1-7090

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


Outstanding as of                     August 31,1997
       Class
       Common Shares,
       $.01 par value                    2,598,635



                            INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheets at August 2, 1997
          and February 1, 1997.                                 2

        Consolidated Statements of Operations
          for the three month and six month periods ended
          August 2, 1997 and August 3, 1996, respectively.      3

        Consolidated Statements of Cash Flows
          for the six month periods ended August 2, 1997
          and August 3, 1996.                                   4

        Notes to Consolidated Financial Statements.             5-8

     Item 2.  Management's Discussion and Analysis
                 of Operations                                  9-15


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

    * Not applicable in this filing

                     PHARMHOUSE CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)
                                 Unaudited

                                                  August 2,    February 1,
                                                    1997         1997
                                                  ----------   ----------

ASSETS
Current assets
---------------------------------------------
Cash                                              $  3,475     $  2,915
Accounts receivable, net of
  allowances of $1,003 and
  $987, respectively                                 6,106        7,564
Merchandise inventory                               46,334       49,796
Prepaid expenses and other current assets            2,091        1,861
                                                  ---------    ---------
  Total current assets                              58,006       62,136

Property, fixtures and equipment, net                5,276        5,580
Video inventory held for rental, net                 2,230        2,531
Other assets                                           770          256
                                                  ---------    ---------
  Total assets                                     $66,282      $70,503
                                                  =========    =========

LIABILITIES AND SHAREHOLDRES' EQUITY
Current liabilities
----------------------------------------------
Current portion of long-term debt                  $26,706      $ 7,640
Accounts payable                                    25,095       24,412
Provision for store closure                            561        1,615
Accrued expenses and other current liabilities       3,364        3,586
                                                  ---------    ---------
  Total current liabilities                         55,726       37,253
Long-term debt, net of current portion               1,000       24,400
Other liabilities                                    1,531          498
                                                  ---------    ---------
  Total liabilities                                 58,257       62,151
                                                  ---------    ---------
COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
   and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,598,635
  and 2,359,064 shares, respectively                    26           23
Additional paid-in capital                          21,651       21,498
Accumulated deficit                                (13,651)     (13,168)
                                                  ---------    ---------
                                                     8,026        8,353
Treasury stock, 16,734 shares, at cost                   1            1
                                                  ---------    ---------
  Total shareholders' equity                         8,025        8,352
                                                  ---------    ---------
  Total liabilities and shareholders' equity       $66,282      $70,503
                                                  =========    =========

See accompanying Notes to Consolidated Financial Statements

                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share amounts)
                            Unaudited

                                Six Months Ended           Three Months Ended
                              ----------------------   ------------------------
                              August 2,   August 3,      August 2,  August 3,
                                1997        1996           1997        1996


Revenues:
  Net sales                   $ 96,572    $108,688       $ 46,743    $ 53,371
  Video rental, service
    and other income             3,188       3,773          1,607       1,972
                              ---------   ---------      ---------   ---------
                                99,760     112,461         48,350      55,343
                              ---------   ---------      ---------   ---------
Costs and Expenses:
  Cost of merchandise and
    and services sold           75,624      84,706         36,601      41,499
  Selling, general and
    administrative expenses     23,038      27,344         11,279      13,481
                              ---------   ---------      ---------   ---------
                                98,662     112,050         47,880      54,980
                              ---------   ---------      ---------   ---------

Operating income                 1,098         411            470         363

Interest expense                 1,581       2,213            767       1,173
                              ---------   ---------      ---------   ---------

Net loss                      $   (483)   $ (1,802)      $   (297)   $   (810)
                              =========   =========      =========   =========

Net loss per Common Share     $  (0.20)   $  (0.81)      $  (0.12)   $  (0.36)
                              =========   =========      =========   =========

Average shares outstanding    2,414,061   2,231,902      2,499,203   2,234,006
                              =========   =========      =========   =========


See accompanying Notes to Consolidated Financial Statements.

                          PHARMHOUSE CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                      Unaudited
                                                          Six Months Ended
                                                      August 2,      August 3,
                                                        1997           1996

Cash Flows provided by Operating Activities:
  Net loss                                             $  (483)       $ (1,802)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                          580             542
    Amortization of video inventory                        968             725
    Increase in deferred revenue                         1,415              -
    Decrease in deferred rent                             (129)            (13)
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                            1,458             464
     Merchandise inventory                               3,462             263
     Prepaid expenses and other current assets            (230)            (31)
     Other assets                                         (514)            273
   Increase (decrease) in:
     Accounts payable                                      683           2,198
     Provision for store closure                        (1,054)             -
     Accrued expenses and other current liabilities       (475)         (1,047)
                                                      ---------       ---------
Net Cash Flows provided by Operating Activities          5,681           1,572
                                                      ---------       ---------

Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                 (270)           (704)
  Purchase of video inventory held for rental             (673)           (872)
                                                      ---------       ---------
Net Cash Flows used by Investing Activities               (943)         (1,576)
                                                      ---------       ---------

Cash Flows provided (used) by Financing Activities:
  Revolver borrowings, net                              (3,984)            608
  Pay-down of Subordinated Loan                           (350)           (300)
  Proceeds from exercise of stock options and warrants     156               5
                                                      ---------       ---------
Net Cash Flows provided (used) by Financing Activities  (4,178)            313
                                                      ---------       ---------

Net increase in cash                                       560             309
Cash, beginning of period                                2,915           2,884
                                                      ---------       ---------
Cash, end of period                                   $  3,475        $  3,193
                                                      =========       =========

Supplemental information:
  Interest payments                                   $  1,601        $  1,641

See accompanying Notes to Consolidated Financial Statements.

               PHARMHOUSE CORP. AND SUSUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended August 2, 1997

NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in
accordance  with  generally accepted accounting principles.   The
accounting policies followed for interim financial reporting  are
the  same  as  those  disclosed  in  Note  1  of  the  Notes   to
Consolidated Financial Statements included in the Company's audited Consolidated Financial Statements for the fiscal year ended February 1, 1997 ("fiscal 1997") which are included in the Company's Annual Report (the "1997 Form 10-K") heretofore filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial information for the interim periods reported have been
made.   Results of operations for the 3 month and 6 month periods
August 2, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998 ("fiscal 1998"). These Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1997 audited Consolidated Financial Statements and Notes thereto.

Certain amounts in the fiscal 1997 second quarter financial statements have been reclassified to be consistent with the fiscal 1998 second quarter presentation.

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

Woolworth Settlement
On January 31, 1997, the Company and Woolworth entered into an agreement (the "Woolworth Settlement") resolving all outstanding disputes arising out of the Acquisition. The major aspects of the Woolworth Settlement include:

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

      Return of Stores - The Company had an option to terminate its occupancy and obligations under the leases governing seven (the "Affected Stores") of the Rx Stores subject to certain conditions, which expired on July 31, 1997. The Company previously exercised its option with respect to two of the Affected Stores which were closed and returned to Woolworth.

  On June 24, 1997, the Company and Woolworth amended the Woolworth Settlement to provide for the further disposition of the then remaining five Affected Stores as follows: one of the Affected Stores was closed during the Company's fiscal 1998 second quarter and has subsequently been returned to Woolworth; three of the Affected Stores will be operated by the Company on a month-to-month basis and Woolworth will provide a partial rental reimbursement for these stores. Either party may terminate the Company's lease for any or all of these three stores upon 75 days prior notice; the last Affected Store, for which the related lease expires on September 30, 1997, will continue to be operated by the Company and Woolworth will provide a partial rental reimbursement for this store through such date. The Company is currently negotiating a new lease with this store's landlord which would become effective on October 1, 1997. Effective October 1, 1997 Woolworth will have no further obligations related to this store.

      Reimbursement of Rental and Occupancy Costs - Woolworth reimbursed the Company for the rental and other occupancy costs under the leases governing the Affected Stores during the period from January 15, 1997 through the earlier of July 31, 1997 or the date of reassignment of the leases of the Affected Stores to
  Woolworth.   Pursuant to a recent amendment  to  the  Woolworth
  Settlement, dated June 24, 1997, Woolworth has agreed to provide a partial reimbursement for rental and occupancy costs for certain of the remaining Affected Stores subsequent to July 31, 1997, as heretofore described.

      Use of "The Rx Place" Name - Woolworth agreed to extend the Company's license to use the service mark "The Rx Place" for an additional three year period through April 28, 2001, subject to the Company's right to extend such license for one additional year upon proper notification, as defined in the agreement.

For further information concerning the Woolworth Settlement, reference is made to Item 1 and Note 12 of Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for its fiscal year ended February 1, 1997 (the "1997 Form 10-K") and its Form 8-K Report dated February 6, 1997.

NOTE 3 - BORROWINGS
A  summary  of  the Company's borrowings at August  2,  1997  and
February 1, 1997 is as follows (000's omitted):
                           August 2, 1997              February 1, 1997
                              Current  Noncurrent          Current  Noncurrent
                      Total   portion  portio n     Total  portion  portion
Senior Credit
  Facility            $25,056  $25,056     -       $29,040  $7,040  $22,000
Subordinated Loan       1,650    1,650     -         2,000     600    1,400
Contingent Note         1,000       -    1,000       1,000       -    1,000
                      ------------------------     ------------------------
                      $27,706  $26,706  $1,000     $32,040   $7,640 $24,400
                      ========================     ========================

At August 2, 1997, all outstanding borrowings under the Senior Credit Facility and the Subordinated Loan have been classified as current liabilities as both of these credit facilities expire in
late  April  1998.   The  three-year term of  the  Senior  Credit
Facility expires in late April 1998, subject to renewal at the option of the secured lender and the Company for successive one-year terms. The senior secured lender may agree to extend that facility for an additional one year or other period or the Company may seek to refinance the Senior Credit Facility upon the most favorable terms and conditions available to it at the time. However, there can be no assurance concerning the extension of the term of the Senior Credit Facility or the terms and conditions upon which the Company will be able to refinance that Senior Credit Facility.

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

Contingent Note
In connection with the Woolworth Settlement, the Purchase Money Note due in April 1998 (in the original amount of $2.9 million) was modified so that such Note constitutes a $1 million non-interest bearing obligation which is to be forgiven by Woolworth on July 30, 1998, subject to certain conditions.

NOTE 4 - WARRANTS
The Company issued warrants to its previous secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91 per Common Share. In June 1997, the
Company filed a Registration Statement under the Securities Act of 1933 relating to the offer and sale of such securities by that lender. As of August 2, 1997, all of such warrants had been exercised. The exercise of the warrants resulted in an increase to paid-in capital of $113,218, net of related expenses.

NOTE 5 - SUBSEQUENT EVENT
On September 4, 1997, the Company and McKesson Corporation consummated an agreement, the Receivables and Purchase Credit Agreement (Recourse), whereby McKesson purchased (a) as of such date, a major portion of the Company's outstanding third party pharmacy plan receivables which was funded on such date, with recourse by McKesson after 90 days and (b) subsequent to such date, the on-going receivables generated through the pharmacies and provide such funding within two (2) business days.

ITEM  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition

General
As of the date of this Report, the Company operates a chain of 34 deep discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 21 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") in April 1995. The foregoing total number of stores gives effect to the closing of four under-performing stores consisting of one Pharmhouse store and two Rx
Stores closed during the fiscal 1998 first quarter and one Rx Store closed during the fiscal 1998 second quarter. The three Rx Stores that were closed have been returned to Woolworth pursuant to the Woolworth Settlement.

On June 24, 1997, the Company and Woolworth amended the Woolworth Settlement to provide for the further disposition of the then remaining five Rx Stores subject to the Woolworth Settlement under the following terms and conditions:
      One Rx Store was closed during the fiscal 1998 second quarter and was subsequently returned to Woolworth, as noted above.
     Three Rx Stores will be operated by the Company on a month-to-month basis and either party may terminate the Company's occupancy in any or all of these three stores upon 75 days prior notice. Woolworth will provide a partial reimbursement for rental and other occupancy costs for these stores.
     One Rx Store will be operated through September 30, 1997, this store's lease expiration date, and Woolworth will provide a partial reimbursement for rental and other occupancy costs through such date. Effective October 1, 1997, the Company may operate this store under a new lease which is being negotiated with the landlord, and Woolworth will have no further obligations related to this store.

The Company's stores emphasize a pricing policy of everyday deep discount prices on all merchandise, which includes health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages and other merchandise, including seasonal products. The Pharmhouse Stores average approximately 35,000 sq. ft. in size and the Rx Stores average approximately 25,000 sq. ft. in size.

Results of Operations
The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the six month and three month periods ended
August 2, 1997 and August 3, 1996:

                            Six  Months Ended        Three Months Ended
                           August  2,  August  3,      August  2,  August 3,
                             1997        1996            1997        1996
                           ---------   ---------       ---------   ---------
  Revenues                   100.0%      100.0%          100.0%      100.0
  Cost of merchandise and
       services sold          75.8        75.3            75.7        75.0
                             ------      ------          ------      ------

  Gross  profit               24.2        24.7            24.3        25.0
  Selling, general and
    administrative  expense   23.1        24.3            23.3        24.4
                             ------      ------          ------      ------

  Income from operations       1.1         0.4             1.0         0.6
  Interest  expense            1.6         2.0             1.6         2.1
                             ------      ------          ------      ------

  Net loss                    (0.5)%      (1.6)%          (0.6%)      (1.5%)
                             ======      ======          ======      ======


SECOND QUARTER OF FISCAL 1998 VS. SECOND QUARTER OF FISCAL 1997 Overall Quarterly Results
The Company reported a net loss of $297,000, or $.12 per share, in the fiscal 1998 second quarter compared with a net loss of $810,000, or $.36 per share, in the fiscal 1997 second quarter. The improved results are attributable to the following factors: reduced store (selling) expense arising from the Company's cost reduction program initiated during fiscal 1997 and the on-going occupancy reimbursement provided by Woolworth; the closing of four under-performing stores (including three Rx Stores which have been returned to Woolworth); and reduced interest expense resulting from Woolworth's cancellation of the Purchase Money Notes.

Significant Line Items
Revenues
Fiscal  1998  second  quarter revenues (including  video  rental, service and other income) were $48.4 million compared with revenues of $55.3 million in the second quarter of fiscal 1997, a decrease of $6.9 million, or 12.5%. Approximately 60% of the revenue decrease, or $4.2 million, is attributable to the operation of four fewer stores during the current quarter (34 stores were operated by the Company during the fiscal 1998 second quarter vs. 38 stores during the fiscal 1997 second quarter) and to the operation of one less pharmacy in one of the ongoing stores during the current quarter. On a same-store basis for 30 stores

(excluding the four remaining Rx Stores subject to the Woolworth Settlement), fiscal 1998 second quarter revenues decreased 4.5% compared with the prior year's second quarter.

Gross Profit
The fiscal 1998 second quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $11.7 million compared with $13.8 million in the prior year's second quarter, a decrease of $2.1 million, or 15.2%. The decrease primarily resulted from the operation of four fewer stores during the fiscal 1998 second quarter compared with the prior year's second quarter. As a percentage of revenues, gross profit during the fiscal 1998 second quarter was 24.3% compared with 25.0% in the fiscal 1997 second quarter.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses were $11.3 million in the fiscal 1998 second quarter compared to $13.5 million in the fiscal 1997 second quarter, a decrease of $2.2 million, or 16.3%, resulting from the closing of four stores and one pharmacy in another store during fiscal 1998 and from chain-wide cost reductions which were phased-in during fiscal 1997. As a percentage of revenues, SG&A expenses were 23.3% during the fiscal 1998 second quarter compared to 24.4% in the fiscal 1997 second quarter, reflecting cost reductions (including payroll and certain operating expenses) and the rental reimbursements provided by Woolworth. The percentage reduction in SG&A expenses was achieved on a same-store revenue decline during the period, as previously described.

Operating Income
Operating income increased approximately $.1 million during the fiscal 1998 second quarter compared with the fiscal 1997 second quarter, principally resulting from reduced SG&A expenses, as previously noted, substantially offset by lower gross profit.

Interest Expense
Interest expense during the fiscal 1998 second quarter decreased $.4 million compared with the fiscal 1997 second quarter, principally resulting from the cancellation of the Purchase Money Notes in connection with the Woolworth Settlement and reduced borrowing requirements owing to the closure of four stores during fiscal 1998.

FIRST  SIX  MONTHS OF FISCAL 1998 VS. FIRST SIX MONTHS OF  FISCAL
1997

Revenues
During the first six months of fiscal 1998, revenues (including video rental, service and other income) were $99.8 million compared with revenues of $112.5 million for the first six months of the prior year, a decrease of $12.7 million, or 11.3%. Approximately 62% of the revenue decrease, or $7.9 million, is attributable to the closing of three stores and two pharmacies in the ongoing stores during the fiscal 1998 first quarter and to the closing of one additional store during the fiscal 1998 second quarter. Both of the pharmacy closings occurred in Rx Stores
subject  to the  Woolworth  Settlement.   On  a same-store  basis
for 30 stores (excluding the four remaining Rx Stores subject to the Woolworth Settlement), revenues decreased 3.6% during the first six months of fiscal 1998 compared with the first six months of the prior year.

Gross Profit
The Company's gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) for the first six months of fiscal 1998 was $24.1 million, or 24.2% of revenues, compared with $27.8 million, or 24.7% of revenues, for the six months of fiscal 1997, a decrease of $3.7 million, or 13.3%. The $3.7 million decrease in gross profit is primarily attributable to the operation of a reduced number of stores and pharmacies during the first six months of fiscal 1998 compared with the prior year's comparable period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses during the first six months of fiscal 1998 were $23 million, or 23.1% or revenues, compared with $27.3 million, or 24.3% of revenues, in the prior year's comparable period, a decrease of approximately $4.3 million, or 15.8%. As a percentage of revenues, the decrease in SG&A expenses was 1.2% and is attributable to the Company's cost reduction program. The percentage reduction in SG&A expenses during the first six months of fiscal 1998 was achieved on a same-store revenue decline during this period, as previously described.

Operating Income
Operating income during the first six months of fiscal 1998 was $1.1 million compared with $.4 million in the prior year, an improvement of $.7 million. The improvement in operating income is attributable to a significant reduction in SG&A expenses, partially offset by lower gross profit.

Interest Expense
Interest expense during the first six months of fiscal 1998 was $1.6 million compared with $2.2 million for the first six months of fiscal 1997. The decrease is primarily due to the cancellation of the Purchase Money Notes in connection with the Woolworth Settlement and to lower borrowing levels related to the operation of four fewer stores during fiscal 1998 compared with fiscal 1997.

Liquidity and Capital Resources
Operating Activities
The Company generated operating cash flows of $5.7 million during the first six months of fiscal 1998, attributable primarily to reductions in inventory of $3.5 million and accounts receivable of $1.5 million. A substantial portion of the inventory reduction resulted from the store closings described elsewhere herein.

On September 4, 1997, the Company and McKesson Corporation consummated an agreement, the Receivables and Purchase Credit Agreement (Recourse), whereby McKesson purchased (a) as of such date, a major portion of the Company's outstanding third party pharmacy plan receivables which was funded on such date, with recourse by McKesson after 90 days and (b) subsequent to such date, the on-going receivables generated through the pharmacies and provide such funding within two (2) business days.

Investing Activities
Capital expenditures amounted to $.9 million during the first six months of fiscal 1998, a substantial portion of which related to video inventory held for rental. The Company has continued to defer major capital improvements until such time as the Company achieves profitability.

Financing Activities
Net   borrowings  under  the  Company's  Senior  Credit  Facility
decreased $4.0      million during the first six months of fiscal
1998.   As  of August 2, 1997, outstanding borrowings  under  the
Senior Credit Facility were $25.1 million.

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

The three-year term of the Senior Credit Facility expires in late April 1998, subject to renewal at the option of the secured lender for successive one-year terms. The senior secured lender and the Company may agree to extend the facility for an additional one year or other period or the Company may seek to refinance the Senior Credit Facility upon the most favorable terms and conditions available to it at the time. However, there can be no assurance concerning the extension of the term of the Senior Credit Facility or the terms and conditions upon which the Company will be able to refinance that Senior Credit Facility.

Subordinated Loan
The Subordinated Loan payable to an unaffiliated supplier is being repaid in monthly installments of $50,000 with a $1.2 million balloon payment due in April 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

Working Capital and Current Ratio
All  of  the  outstanding  borrowings  under  the  Senior  Credit
Facility and the Subordinated Loan have been classified as current liabilities in the fiscal 1998 financial statements owing to their April 1998 expiration dates. The classification of that facility and loan has negatively impacted certain financial measurements and ratios including working capital and the current ratio. Primarily by reason of that classification, (a) working capital decreased to $2.3 million at August 2, 1997 from $24.9 million at February 1, 1997 and (b) the ratio of current assets to current liabilities decreased to 1.0 at August 2, 1997 from
1.7 at February 1, 1997.

Assuming the continuing availability of (a) trade credit at current levels and (b) the combination of financing made available through the Senior Credit Facility and the extension or refinancing thereof with cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the ensuing twelve months.

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

                                   Pharmhouse Corp.
                                   (Registrant)

Date: September 12, 1997           By:/s/ Kenneth A. Davis
                                   Kenneth A. Davis
                                   President, Chief Executive
                                   Officer and Chief Operating
                                   Officer

Date: September 12, 1997           By:/s/ Richard A. Davis
                                   Richard A. Davis
                                   Senior Vice President-Finance
                                   and Chief Financial Officer