Form 10-Q
period 1997-11-01
PHARMHOUSE CORP
filed 1997-12-16
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 1, 1997
                     Commission File #1-7090

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

Outstanding as of

                Class
                                                 November 30, 1997
              Common Shares,
              $.01 par value                          2,577,395





                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

      Consolidated Balance Sheets at November 1, 1997
        and February 1, 1997.                                  2

      Consolidated Statements of Operations
        for the three month and nine month periods ended
        November 1, 1997 and November 2, 1996, respectively.   3

      Consolidated Statements of Cash Flows
        for the nine month periods ended November 1, 1997
        and November 2, 1996.                                  4

      Notes to Consolidated Financial Statements.              5-8

Item 2.  Management's Discussion and Analysis of Operations    9-15


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



<Page 2>

                PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                            Unaudited

                                                 November 1,   February 1,
                                                    1997           1997
ASSETS
========================================
Current assets
--------------
Cash                                               $ 3,195         $ 2,915
Accounts receivable, net of allowances
  of $1,070 and $1,064, respectively                 3,647           7,564
Merchandise inventory                               47,413          49,796
Prepaid expenses and other current assets            2,218           1,861
                                                   --------        --------
  Total current assets                              56,473          62,136

Property, fixtures and equipment, net                5,079           5,580
Video inventory held for rental, net                 2,066           2,531
Other assets                                           494             256
                                                   --------        --------
  Total assets                                     $64,112         $70,503
                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
=========================================
Current liabilities
-------------------
Current portion of long-term debt                  $ 8,050         $ 7,640
Accounts payable                                    24,320          24,412
Provision for store closure                            108           1,615
Accrued expenses and other current liabilities       3,078           3,586
                                                   --------        --------
  Total current liabilities                         35,556          37,253

Long-term debt, net of current portion              20,154          24,400
Other non-current liabilities                        1,461             498
                                                   --------        --------
  Total liabilities                                 57,171          62,151
                                                   ========        ========

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
=========================================
Preferred stock, $.10 par; authorized
  and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,594,129
  and 2,359,064 shares, respectively                    26              23
Additional paid-in capital                          21,727          21,498
Accumulated deficit                                (14,811)        (13,168)
                                                   --------        --------
                                                     6,942           8,353
Treasury stock, 16,734 shares, at cost                   1               1
                                                   --------        --------
  Total shareholders' equity                         6,941           8,352
                                                   --------        --------
  Total liabilities and shareholders' equity       $64,112         $70,503
                                                   ========        ========

See accompanying Notes to Consolidated Financial Statements


<Page 3>
                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share amounts)
                            Unaudited

                                Nine Months Ended         Three Months Ended
                            November 1,  November 2,    November 1,  November 2,
                               1997         1996           1997         1996

Revenues:
  Net sales                  $ 142,089    $ 163,563      $ 45,517     $ 54,875
  Video rental, service
    and other income             4,692        5,655         1,504        1,882

                             ----------   ----------     ---------    ---------
                               146,781      169,218        47,021       56,757
                             ----------   ----------     ---------    ---------

Costs and Expenses:
  Cost of merchandise and
    and services sold          111,573      128,449        35,949       43,742
  Selling, general and
    administrative expenses     34,534       41,329        11,496       13,986
                             ----------   ----------     ---------    ---------
                               146,107      169,778        47,445       57,728
                             ----------   ----------     ---------    ---------

Operating income (loss)            674         (560)         (424)        (971)

Interest expense                 2,317        3,332           736        1,119
                             ----------   ----------     ---------    ---------

Net loss                     $  (1,643)   $  (3,892)     $ (1,160)    $ (2,090)
                             ==========   ==========     =========    =========

Net loss per Common Share    $   (0.67)   $   (1.73)     $  (0.45)    $  (0.91)
                             ==========   ==========     =========    =========

Weighted average Common
  Shares outstanding          2,463,062    2,251,603     2,574,774    2,289,288
                             ==========   ==========     =========    =========

  See accompanying Notes to Consolidated Financial Statements.

<Page 4>
                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                       Nine Months Ended
                                                    November 1,    November 2,
                                                        1997           1996
Cash Flows provided by Operating Activities:
  Net loss                                            $  (1,643)     $  (3,892)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                           983            939
    Amortization of video inventory held for rental       1,423          1,226
    Increase in deferred revenue                          1,352            -
    Decrease in deferred rent                              (133)           (20)
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                             3,917         (1,091)
     Merchandise inventory                                2,383         (5,572)
     Prepaid expenses and other current assets             (470)          (538)
     Other assets                                          (238)           311
   Increase (decrease) in:
     Accounts payable                                       (92)         8,451
     Provision for store closure                         (1,507)           -
     Accrued expenses and other liabilities                (764)           121
                                                         -------        -------
Net Cash Flows provided (used) by Operating Activities    5,211            (65)
                                                         -------        -------

Cash Flows used by Investing Activities:
  Purchase of property, fixtures and equipment, net        (369)          (965)
  Purchase of video inventory held for rental              (958)        (1,235)
                                                         -------        -------
Net Cash Flows used by Investing Activities              (1,327)        (2,200)
                                                         -------        -------

Cash Flows provided (used) by Financing Activities:
  Revolver borrowings, net                               (3,386)         3,075
  Pay-down of Subordinated Loan                            (450)          (450)
  Proceeds from exercise of stock options and warrants      232             90
                                                         -------        -------
Net Cash Flows provided (used) by Financing Activities   (3,604)         2,715
                                                         -------        -------

Net increase in cash                                        280            450
Cash, beginning of period                                 2,915          2,884
                                                         -------        -------
Cash, end of period                                      $3,195         $3,334
                                                         =======        =======
Supplemental information:
  Interest payments                                    $  2,323        $  2,483


See accompanying Notes to Consolidated Financial Statements.

<Page 5>

               PHARMHOUSE CORP. AND SUSUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended November 1, 1997


NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited Consolidated Financial Statements for the fiscal year ended February 1, 1997 ("fiscal 1997") which are included in the Company's Annual Report (the "1997 Form 10-K") heretofore filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the 3 month and 9 month periods ended November 1, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998 ("fiscal 1998"). These Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1997 audited Consolidated Financial Statements and Notes thereto.

Certain amounts in the fiscal 1997 third quarter financial statements have been reclassified to be consistent with the fiscal 1998 third quarter presentation.

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

<Page 6>

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

     Debt and Interest Forgiveness - Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in principal amounts totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so that such Note constitutes a non-interest bearing contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. Woolworth also released the Company from its $1.1 million accrued interest obligation on the Purchase Money Notes. In the fourth quarter of fiscal 1997, by reason of the foregoing, the Company recorded an extraordinary gain of $7.1 million consisting of $8.5 million in debt and interest forgiveness less certain costs and provisions (including a $1 million store closure provision related to two Rx Stores returned to Woolworth - see Return of Stores, below).

     Return of Stores - The Company received an option to terminate its occupancy and obligations under the leases governing seven (the "Affected Stores") of the Rx Stores, subject to certain conditions, which option was to expire on July 31, 1997. Such option was extended pursuant to an amendment to the Woolworth Settlement dated June 24, 1997. The current disposition of all of the Affected Stores is as follows:

     Three of the Affected Stores were closed by the Company and returned to Woolworth during the first six months of fiscal 1998; a fourth Affected Store, for which the related lease expired on September 30, 1997, is being operated by the
  Company under a new lease which was negotiated with the landlord. Woolworth had previously provided a partial reimbursement for rental and other occupancy costs for this store which ceased on September 30, 1997, subsequent to which date Woolworth has no further obligation to the Company with respect to this store; the three remaining Affected Stores will be operated by the Company on a month-to-month basis and Woolworth is providing a partial reimbursement of the rental and occupancy costs for each of these stores through the earlier of the respective lease expiration dates or the dates on which such stores, if any, are returned to Woolworth. Either party may terminate the Company's lease for any or all of these three stores upon 75 days prior notice. The Company intends to give notice to Woolworth of its intent to return two of the three remaining Affected Stores to Woolworth during the first quarter of fiscal 1999.

<Page 7>

     Reimbursement of Rental and Occupancy Costs - Woolworth reimbursed the Company for the rental and other occupancy costs under the leases governing the Affected Stores during the period from January 15, 1997 through the earlier of July 31, 1997 or the date of reassignment of the leases of the Affected Stores to Woolworth. Pursuant to an amendment to the Woolworth Settlement, dated June 24, 1997, Woolworth agreed to provide a partial reimbursement for rental and occupancy costs for certain of the remaining Affected Stores subsequent to July 31, 1997 described above.

     Use of "The Rx Place" Name - Woolworth agreed to extend the Company's license to use the service mark "The Rx Place" for an additional three year period through April 28, 2001, subject to the Company's right to extend such license for one additional year upon proper notification, as defined in the agreement.

For further information concerning the Woolworth Settlement, reference is made to Item 1 and Note 12 of Notes to the Consolidated Financial Statements included in the Company's 1997 Form 10-K and its Form 8-K Report dated February 6, 1997.

NOTE 3 - BORROWINGS
A summary of the Company's borrowings at November 1, 1997 and February 1, 1997 is as follows (000's omitted):

                          November 1, 1997            February 1, 1997
                   ----------------------------  --------------------------
                            Current  Noncurrent          Current Noncurrent
                     Total  portion  portion       Total portion portion
                   ----------------------------  --------------------------
Senior Credit
    Facility       $25,654  $6,500*  $19,154     $29,040 $7,040* $22,000
Subordinated Loan    1,550   1,550      -          2,000    600    1,400
Contingent Note      1,000     -       1,000       1,000    -      1,000
                   -------------------------     -----------------------
                   $28,204  $8,050   $20,154     $32,040 $7,640  $24,400
                   =========================     =======================

* This amount is classified as "current" for financial reporting purposes only and is subject to the same terms and conditions as the portion which is classified as "noncurrent".

Senior Credit Facility
Pursuant to an amendment to the Senior Credit Facility, dated October 31, 1997, the initial three year term of such facility (expiring on April 28, 1998) was extended for two additional years through April 28, 2000, under substantially the same terms and conditions.

The Senior Credit Facility provides for borrowing availability equal to the lesser of 60% of eligible inventory (at cost) or $45 million. During the fiscal 1998 third quarter, the Company's senior secured lender extended a seasonal advance to the Company in the amount of $1.5 million which is to be repaid in stages until repaid in full by mid-January 1998.

<Page 8>

The indebtedness under the Facility is secured by a first priority lien on substantially all of the Company's assets, restricts the payment of dividends and requires that the Company maintain minimum net worth levels. Effective February 2, 1997, the Company's senior secured lender amended the minimum net worth requirement to $6 million (determined at the close of each fiscal quarter) which will increase to $7 million upon cancellation of the remaining $1 million contingent note obligation to Woolworth described in Note 2.

Subordinated Loan
The Subordinated Loan is payable to an unaffiliated supplier and is being repaid in monthly installments of $50,000 with a $1.2 million balloon payment due in April 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

Contingent Note
In connection with the Woolworth Settlement, the Purchase Money Note due in April 1998 (in the original principal amount of $2.9 million) was modified so that such Note constitutes a $1 million non-interest bearing contingent obligation which is to be forgiven by Woolworth on July 30, 1998, subject to certain conditions.

NOTE 4 - WARRANTS
The Company issued warrants in December 1991 to its previous secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91 per Common Share. In June 1997, the Company filed a Registration Statement under the Securities Act of 1933 relating to the offer and sale of such securities by that lender. As of August 2, 1997, all of such warrants had been exercised. The exercise of the warrants resulted in an increase to paid-in capital of $113,218, net of related expenses.

NOTE 5 - ACCOUNTS RECEIVABLE
During the fiscal 1998 third quarter, the Company and McKesson Corporation consummated an agreement, the Receivables and Purchase Credit Agreement (Recourse) whereby, effective on September 4, 1997, McKesson purchased a major portion of the Company's pharmaceutical third party plan receivables outstanding as of such date and the on-going third party plan receivables generated by the Company subsequent to such date. The funding by McKesson under this agreement is made available to the Company two business days after the third party plan receivables are generated. The funding provided under this agreement is subject to recourse with respect to third party plan receivables not collected within 90 days. The Company previously provided, and continues to provide, reserves for third party plan receivables not collected within 90 days. In the opinion of management, such reserves appear to be adequate to cover anticipated uncollectible amounts.

<Page 9>

ITEM  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition

General
As of the date of this Report, the Company operates a chain of 34 deep discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 21 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth"), in April 1995.

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

The total number of stores operated by the Company as of the date of this Report reflects the closing of four under-performing stores consisting of one Pharmhouse store and two Rx Stores closed during the fiscal 1998 first quarter and one Rx Store closed during the fiscal 1998 second quarter. The three Rx Stores that were closed have been returned to Woolworth pursuant to the Woolworth Settlement (for further information concerning the Woolworth Settlement, see Note 2 to the Consolidated Financial Statements included in Item 1 of this Report). The Woolworth Settlement was amended on June 24, 1997 to provide for the further disposition of the remaining Rx Stores subject to the settlement agreement. The current disposition of the four remaining Rx Stores subject to the Woolworth Settlement is as follows:

     One Rx Store, for which the related lease expired on September 30, 1997, is being operated under a new lease which was negotiated with the landlord. Woolworth had previously provided a partial reimbursement for rental and other occupancy costs for this store which ceased on September 30, 1997, subsequent to which date Woolworth has no further obligation to the Company with respect to this store.
     The three remaining Rx Stores subject to the Woolworth Settlement will be operated by the Company on a month-to-month basis and Woolworth is providing a partial reimbursement of a portion of the rental and other occupancy costs for each of these stores through the earlier of the respective lease expiration dates or the dates on which such stores, if any, are returned to Woolworth. Either party may terminate the Company's occupancy in any or all of these three stores upon 75 days prior notice. The Company intends to give notice to Woolworth of its intent to return two of the three remaining Affected Stores to Woolworth during the first quarter of fiscal 1999.

<Page 10>

Results of Operations
The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the nine month and three month periods ended
November 1, 1997 and November 2, 1996:

                                Nine Months Ended         Three Months Ended
                              ------------------------  ------------------------
                              November  1, November 2,  November  1, November 2,
                                1997         1996         1997         1996
                               -------      -------      -------      -------
     Revenues                   100.0%       100.0%       100.0%       100.0%
     Cost of merchandise and
        services sold            76.0         75.9         76.4         77.0
                               -------      -------      -------      -------

     Gross  profit               24.0         24.1         23.6         23.0
     Selling, general and
        administrative expenses  23.5         24.4         24.5         24.6
                               -------      -------      -------      -------
     Operating  income (loss)     0.5         (0.3)        (0.9)        (1.6)
     Interest  expense            1.6          2.0          1.6          2.0
                               -------      -------      -------      -------

     Net loss                    (1.1)%       (2.3)%       (2.5%)      (3.6%)
                               =======      =======      =======      =======


THIRD QUARTER OF FISCAL 1998 VS. THIRD QUARTER OF FISCAL 1997 Overall Quarterly Results
The Company reported a net loss of $1.2 million, or $.45 per share, in the fiscal 1998 third quarter compared with a net loss of $2.1 million, or $.91 per share, in the fiscal 1997 third quarter. The improved results are attributable to the following factors: increased gross profit percentage; reduced selling, general and administrative ("SG&A") expenses arising from the Company's cost reduction program and the on-going occupancy reimbursement provided by Woolworth; the closing of four under-performing stores (including three Rx Stores which have been returned to Woolworth); and reduced interest expense resulting from Woolworth's cancellation of the Purchase Money Notes and lower borrowing costs in connection with operating a reduced number of stores and pharmacies.

Significant Line Items
Revenues
Fiscal 1998 third quarter revenues (including video rental, service and other income) were $47 million compared with $56.8 million in the fiscal 1997 third quarter, a decrease of $9.8 million, or 17.2%. Approximately $4.3 million of the revenue decrease, or 43.9%, is attributable to the operation of a reduced number of stores (34 stores were operated by the Company during the fiscal 1998 third quarter vs. 38 stores during the fiscal 1997 third quarter) as well as to the operation of one less pharmacy in one of the stores which remains subject to the Woolworth Settlement agreement. On a same-store basis for 31 stores (excluding the three Rx Stores which remain subject to the Woolworth Settlement), revenues decreased 9.2% compared with the prior year's third quarter and is attributed by the Company's

<Page 11>

management to the following: increased competition in certain markets; supply interruptions for certain merchandise categories; price deflation in generic pharmacy and grocery merchandise product; and an increase in the proportion of unit sales of generic over-the-counter and pharmacy merchandise (sold at lower prices, but at a higher gross profit percentage, compared to
equivalent   brand-name   merchandise);   and   other    factors.
Management has responded to the revenue decline by implementing programs to increase customer counts and revenues. The main thrust of these programs has been to improve the value image throughout the Company's stores in the following respects: first, a substantial number of highly consumable and price sensitive items have been priced very aggressively in a new "Low Low Everyday Price Program". These items have been signed and displayed prominently in the Company's stores thereby heightening
customer  awareness  of  the  exceptional  everyday   merchandise
values; second, the Company has increased its efforts to seek out opportunistic merchandise purchases to enhance the excitement and price/value component of store merchandise offerings. These
opportunistic   purchases  have  been  featured  in   promotional
circulars at prices well below "sale or ad" prices offered by other retailers; and third, two stores have been re-merchandised with a heavy emphasis on aggressive price/item display techniques.

Gross Profit
The fiscal 1998 third quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $11.1 million compared with $13 million in the prior year's third quarter, a decrease of $1.9 million, or 14.6%. The decrease in gross profit resulted from the operation of a reduced number of stores and one less pharmacy during the current quarter compared with the prior year's third quarter and from a decrease in same-store revenues. The decrease in same-store revenues was partially offset by a .6% increase in the gross profit percentage (the gross profit was 23.6% during the fiscal 1998 third quarter vs. 23% in the prior year's third quarter).

Selling, General and Administrative Expenses
SG&A expenses were $11.5 million in the fiscal 1998 third quarter compared to $14 million in the fiscal 1997 third quarter, a decrease of $2.5 million, or 17.9%, resulting from the operation of a reduced number of stores and one less pharmacy during the fiscal 1998 third quarter compared with the fiscal 1997 third quarter and from chain-wide cost reductions. As a percentage of revenues, SG&A expenses decreased to 24.5% during the fiscal 1998 third quarter compared with 24.6% during the fiscal 1997 third quarter, reflecting cost reductions (including payroll and certain operating expenses) and the rental reimbursements provided by Woolworth. The percentage reduction in SG&A expenses was achieved despite a decrease in same-store revenues during the period.

Operating Income (Loss)
The Company reported an operating loss of $424,000 during the fiscal 1998 third quarter compared with an operating loss of $971,000 during the fiscal 1997 third quarter, an improvement of $547,000 primarily resulting from significantly reduced SG&A expenses.

<Page 12>

Interest Expense
Interest  expense during the fiscal 1998 third quarter  decreased
$383,000 compared with the fiscal 1997 third quarter, resulting from the cancellation of the Purchase Money Notes in connection with the Woolworth Settlement and reduced borrowing requirements attributable to the operation of a reduced number of stores and one less pharmacy during the fiscal 1998 third quarter compared to the fiscal 1997 third quarter. The benefit of a decrease in average outstanding borrowings during the fiscal 1998 third quarter was partially offset by a slightly higher average borrowing rate compared with the prior year's third quarter.


FIRST NINE MONTHS OF FISCAL 1998 VS. FIRST NINE MONTHS OF FISCAL 1997
Revenues
During the first nine months of fiscal 1998, revenues (including video rental, service and other income) were $146.8 million compared with $169.2 million during the first nine months of the prior year, a decrease of $22.4 million, or 13.2%. Approximately $8.7 million of the revenue decrease, or 38.8%, is attributable to the closing during the fiscal 1998 first quarter of three stores and pharmacies in two Rx stores (both of such Rx stores remaining subject to the Woolworth Settlement) and to the closing during the fiscal 1998 second quarter of one of the above-noted
Rx store's whose pharmacy had previously been closed. On a same-store basis for 31 stores (excluding the three Rx Stores which remain subject to the Woolworth Settlement), revenues decreased 5.7% during the first nine months of fiscal 1998 compared with the first nine months of the prior year. In response to the decline in same-store revenues during the first nine months of
fiscal  1998,  the  Company   has  implemented  certain  programs
designed to increase customer counts and revenues, as more fully described in the discussion of revenues for the fiscal 1998 third quarter contained in this Item 2.

Gross Profit
The Company's gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) during the first nine months of fiscal 1998 was $35.2 million compared with $40.8 million during the first nine months of fiscal 1997, a decrease of $5.6 million, or 13.7%. The decrease in gross profit resulted from the operation of a reduced number of stores and pharmacies during the first nine months of fiscal 1998 compared with the same period during fiscal 1997 and to a decrease in same-store revenues. As a percentage of revenues, the gross profit during the first nine months of fiscal 1998 remained virtually unchanged compared with the prior year's comparable period (24% vs. 24.1%).

Selling, General and Administrative Expenses
SG&A expenses during the first nine months of fiscal 1998 were $34.5 million compared with $41.3 million in the prior year's comparable period, a decrease of approximately $6.8 million, or 16.5%. As a percentage of revenues, SG&A expenses decreased .9%
during the first nine months of fiscal 1998 compared with the prior year's comparable period (23.5% vs. 24.4%) and is attributable to the Company's cost reduction program. The percentage reduction in SG&A expenses during the first nine months of fiscal 1998 was achieved despite a decrease in same-store revenues during the period.

<Page 13>

Operating Income (Loss)
Operating income was $674,000 during the first nine months of fiscal 1998 compared with an operating loss of $560,000 during the prior year's comparable period, an improvement of $1,234,000 which is attributable to a significant reduction in SG&A expenses, partially offset by lower gross profit.

Interest Expense
Interest expense during the first nine months of fiscal 1998 was $2.3 million compared with $3.3 million during the first nine months of fiscal 1997, a decrease of $1 million which resulted primarily from the cancellation of the Purchase Money Notes in connection with the Woolworth Settlement and, to a lesser extent, to a decrease in borrowing requirements attributable to the Company's operation of a reduced number of stores and pharmacies during the period. The benefit of a decrease in average outstanding borrowings during the first nine months of fiscal 1998 was partially offset by a slightly higher average borrowing rate compared with the same period in the prior year.

Liquidity and Capital Resources
Operating Activities
The Company generated operating cash flows of $5.2 million during the first nine months of fiscal 1998, attributable primarily to reductions in accounts receivable of $3.9 million and inventory of $2.4 million. A substantial portion of the reduction in accounts receivable resulted from the sale of a significant portion of the Company's third-party accounts receivable, as more fully described below. A substantial portion of the inventory reduction resulted from the store and pharmacy closings described elsewhere herein.

During the fiscal 1998 third quarter, the Company and McKesson Corporation consummated an agreement, the Receivables and Purchase Credit Agreement (Recourse) whereby, effective on September 4, 1997, McKesson purchased a major portion of the Company's pharmaceutical third party plan receivables outstanding as of such date and the on-going third party plan receivables generated by the Company subsequent to such date. The funding by McKesson under this agreement is made available to the Company two business days after the third party plan receivables are generated. The funding provided under this agreement is subject to recourse with respect to third party plan receivables not collected within 90 days.

Capital Expenditures
Capital expenditures amounted to $1.3 million during the first nine months of fiscal 1998, a substantial portion of which related to video inventory held for rental. Capital expenditures include approximately $187,000 which was devoted during the fiscal 1998 third quarter to restructuring two stores in conjunction with the Company's re-merchandising program. Management believes that per-store restructuring expenditures for other stores in connection with the Company's re-merchandising program will be significantly less than amounts expended for the first two stores. The Company has continued to defer other major

<Page 14>

capital improvements until such time as the Company achieves profitability.

Financing Activities
Net   borrowings  under  the  Company's  Senior  Credit  Facility decreased  $3.4  million during the first nine months  of  fiscal
1998.   As of November 1, 1997, outstanding borrowings under  the
Senior Credit Facility were $25.7 million.

Summary of Borrowings
Senior Credit Facility
Pursuant  to  an  amendment to the Senior Credit  Facility  dated
October 31, 1997, the initial three year term of the Senior Credit Facility (expiring on April 28, 1998) was extended for two additional years through April 28, 2000, under substantially the same terms and conditions.

The Senior Credit Facility provides for borrowing availability equal to the lesser of 60% of eligible inventory (at cost) or $45 million. During the fiscal 1998 third quarter, the Company's senior secured lender extended a seasonal advance to the Company in the amount of $1.5 million which is to be repaid in stages until repaid in full by mid-January 1998.

The indebtedness under the Facility is secured by a first priority lien on substantially all of the Company's assets, restricts the payment of dividends and requires that the Company maintain minimum net worth levels. Effective February 2, 1997, the Company's senior secured lender amended the minimum net worth requirement to $6 million (determined at the close of each fiscal quarter) which will increase to $7 million upon cancellation of the remaining $1 million contingent note obligation to Woolworth.

Subordinated Loan
The Subordinated Loan payable to an unaffiliated supplier is being repaid in monthly installments of $50,000 with a $1.2 million balloon payment due in April 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

Working Capital and Current Ratio
Working capital was $20.9 million at November 1, 1997 compared with $24.9 million at February 1, 1997. The ratio of current assets to current liabilities was 1.6 at November 1, 1997 and 1.7 at February 1, 1997.

Assuming the continuing availability of (a) trade credit at current levels and (b) the combination of financing made available through the Senior Credit Facility (as extended for an additional two-year period) and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the forthcoming twelve months.

<Page 15>

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

Date: December 16, 1997                 By:/s/ Kenneth A. Davis
                                        Kenneth A. Davis
                                        President, Chief Executive
                                        Officer and Chief Operating
                                        Officer

Date: December 16, 1997                 By:/s/ Richard A. Davis
                                        Richard A. Davis
                                        Senior Vice President-Finance
                                        and Chief Financial Officer