Form 10-K
period 1998-01-31
PHARMHOUSE CORP
filed 1998-05-19
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended January 31, 1998
                     Commission File #1-7090


                        PHARMHOUSE CORP.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


            New York                              13-2634868
----------------------------------         ----------------------
(State  of  other  jurisdiction  of        (I.R.S.  Employer
  incorporation or organization)            Identification No.)


             860 Broadway, New York, New York            10003
-----------------------------------------------------------------
      (Address  of  principal executive  offices)     (Zip Code)

                            (212) 477-9400
-----------------------------------------------------------------
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                     Name  of  each exchange on
           Title of each class           which registered
-----------------------------------------------------------------
                None                            N/A

Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares,
                    par value $.01 per share
                    -------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES  X                        NO
                  ----                          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

               YES  X                        NO
                  ----                          ----

The aggregate market value of the Registrant's Common Shares held
by   persons  (other  than  officers  and  directors  and   their
affiliates)   of   the  Registrant  at  April   15,   1998,   was
approximately $7,834,307.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               YES  X                        NO
                  ----                          ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 15, 1998.

             Class                      Number of Shares
      ----------------------            ----------------
          Common Shares
      par value $.01 per share             2,594,841



              Documents incorporated by Reference:

The Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

The Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

The Registrant's Current Report on Form 8-K dated February 6,
1997.

The Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1997.

PART I

Item 1.  Business

Pharmhouse Corp. (the "Registrant" or the "Company") operates a chain of 32 discount drug stores, 13 of which are operated under the name Pharmhouse (the "Pharmhouse Stores") and 19 of which are operated under the name The Rx Place (the "Rx Stores"). The Registrant's stores are located primarily in the mid-Atlantic and New England states and emphasize a pricing policy of everyday discount prices on all merchandise. The Pharmhouse Stores average approximately 35,000 square feet in size and the Rx Stores average approximately 25,000 square feet. The Registrant maintains one distribution center in Pennsylvania to support its store operations. In prior years, the Registrant characterized its stores as "deep discount stores", but management has recently determined that the term "discount stores" more accurately describes its current operations.

(a)  General  Development  of  the  Registrant's  Business  Since
Commencement  of  the       Fiscal Year Ended  January  31,  1998
("fiscal 1998")

Since the commencement of fiscal 1998, the following significant events have occurred with respect to the Registrant and its business:

    (i) Final Disposition of the Woolworth Dispute

     On January 31, 1997, the Registrant and Woolworth entered into a Mutual Release and Settlement Agreement resolving all outstanding disputes and settling all legal proceedings arising out of the acquisition by the Registrant of 24 Rx Stores from Woolworth. (For information concerning the acquisition of the 24 Rx Stores see Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (the "1996 Form 10-K")). On June 24, 1997, the Registrant and Woolworth amended the Mutual Release and Settlement Agreement (such agreement and amendment are collectively referred to herein as the "Woolworth Settlement") to provide for the final disposition of seven of the Rx Stores (the "Affected Stores") that were part of the dispute.

     A summary of the principal terms of the Woolworth Settlement is as follows:

     (A) Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in principal amounts totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so that such Note constitutes a non-interest bearing contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. Woolworth also released the Registrant from its $1.1 million accrued interest obligation under the Purchase Money Notes.

     (B)   The  Registrant received an option  to  terminate  its
     occupancy and obligations under the leases governing the Affected Stores, subject to certain conditions. Woolworth further agreed to pay the rental and other fixed monthly charges and occupancy costs for the Affected Stores through stipulated dates. Pursuant to the Woolworth Settlement, the Registrant has closed five of the Affected Stores and reassigned to Woolworth the leases for these stores. (Prior to returning these five stores to Woolworth, the Registrant liquidated and/or transferred to its other stores the inventory and other assets located therein). Of the two remaining Affected Stores, the Registrant operated one such store with the assistance of the Woolworth rent and occupancy subsidy until September 1997, at which time the Registrant negotiated a new lease with the landlord of the property and has continued to operate this store without any further subsidy or other obligation from Woolworth. With respect to the remaining Affected Store, the Registrant continues to operate this store for which Woolworth is providing a subsidy for the rent and other occupancy costs. Pursuant to the Woolworth Settlement, either party has the option to terminate this arrangement under certain notice provisions until the lease governing such store expires in fiscal 2001. (In addition, during fiscal 1998, the Registrant closed one under-performing Pharmhouse store that was not part of the Woolworth Settlement).

     For further information concerning the Woolworth Settlement, reference is made to (i) Item 1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 ("fiscal 1997") (the "1997 Form 10-K"); (ii) the Registrant's Current Report on Form 8-K dated February 6, 1997; and (iii) the Registrant's Quarterly Report on Form on 10-Q for the quarterly period ended November 1, 1997, all incorporated herein by reference. See also Item 2 "Properties" in this Report.

    (ii) Fiscal 1998 net loss of $3.7 million

     Reference is made to the Selected Financial Data, in Item 6 of this Report, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), in Item 7 of this Report, and the Registrant's Consolidated Financial Statements contained in Part IV of this Report, concerning the Registrant's net loss of $3.7 million in fiscal 1998.

    (iii) Financing

     On  May  14,  1998,  the  Registrant  and  Foothill  Capital
Corporation  ("Foothill")  entered  into  a  Loan  and   Security
Agreement (the "New Senior Credit Facility" or "New Facility") providing for aggregate credit to the Registrant of up to $35 million. The New Facility consists of (i) a Term Loan up to $3 million and (ii) revolving advances equal to the lesser of (a) 65%
of eligible inventory (at cost) or (b) $35 million less the
outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could  increase  up  to  an  aggregate  of  $35  million  as  the
outstanding  principal amount of the term loan is  reduced.   The
duration of both the revolving and term loans under the New Senior Credit Facility is five years. The total loans which may be advanced by Foothill to the Registrant is subject to an increase to an aggregate of $40 million upon the satisfaction of certain conditions. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and  temporary cash collateral account aggregating $22.6  million owing  by  the  Registrant to its prior  secured  lender  ("Prior
Lender").   The cash collateral of $1 million, less any potential
draw-downs, will be returned to the Registrant within thirty days.

     Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Registrant's assets and, among other conditions, restricts the payment of dividends and requires that the Registrant maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels.

     For  further  information concerning the terms  of  the  New
Senior Credit Facility, reference is made to Exhibit 10.15.

     The  Registrant  is also the borrower under  a  subordinated loan in the original amount of $3 million, payable to an unaffiliated trade supplier, which is being repaid in monthly installments of $50,000 and a balloon payment of $1.25 million due on April 28, 1998. Pursuant to an agreement dated April 24, 1998 between the Registrant and the subordinated lender, the terms for the balloon payment have been amended as follows: the Registrant will make three consecutive monthly installments of $50,000 commencing on May 1, 1998 and a final installment of $1.1 million on August 1, 1998. The parties are currently negotiating to have the August 1, 1998 due date for the balloon payment extended further; however, there can be no assurance that the Registrant will be successful in that regard. The subordinated lender has been granted a second priority lien on substantially all of the Registrant's assets.

     During the third quarter of fiscal 1998, the Registrant and McKesson Corporation ("McKesson") consummated an agreement whereby, effective September 4, 1997, McKesson purchased a major portion of the Registrant's pharmaceutical third party plan receivables outstanding as of such date and the ongoing third party plan receivables generated by the Registrant subsequent to such date. The funding by McKesson under this agreement is made available to the Registrant two business days after the third party plan receivables are generated. The funding provided under this agreement is subject to recourse with respect to third party plan receivables not collected within 90 days.

     For further information concerning the foregoing matters, reference is hereby made to Note 4 to the Registrant's Consolidated Financial Statements included in this Report and MD&A - "Liquidity and Capital Resources" in Item 7 of this Report.

(b)  Financial Information About Line of Business

     The Registrant is currently engaged in one line of business. For further information with regard to the Registrant's store operations, reference is made to MD&A, Item 7 of this Report, and to the Notes to the Consolidated Financial Statements contained in Part IV of this Report.

(c)  Narrative Description of Business

     (i)  Retail Operations

     The Registrant's discount drug stores focus on offering various types of merchandise at everyday discount prices. Merchandise is sold primarily on a cash-and-carry basis although certain credit cards and checks are accepted.
     Ten Pharmhouse stores are located in smaller communities (rather than major metropolitan centers) in small strip shopping centers or free-standing facilities on major thoroughfares with substantial parking facilities. (For further information concerning the premises occupied by these ten stores, reference is made to Item 2 (b) of this Report). The Registrant opened two Pharmhouse stores in 1992 and one Pharmhouse store in 1993 in areas more densely populated than the locations in which its other ten Pharmhouse stores are situated, reflecting management's decision to expand its operations into such markets. The Pharmhouse Stores are located in single-story, air conditioned facilities and occupy on average 35,000 square feet per store. The Rx Stores are located in more densely populated areas than the older Pharmhouse Stores and occupy approximately 25,000 square feet each.

     The Registrant's stores have pharmacies staffed by licensed pharmacists and are open seven days per week. However, during fiscal 1998, the Registrant closed the pharmacy in one of its Pharmhouse stores due to the relatively low volume of pharmacy revenues generated in this location.

     To some extent, the Registrant's revenues are affected by the same pattern of seasonality common to most retail businesses. Similar to other retail businesses, the Registrant's operations have generally been adversely affected by recessions and unfavorable local economic developments, as well as by adverse weather conditions which result in reduced consumer spending in the markets served by the stores.

     (ii) Merchandise

     The Registrant's stores offer health and beauty care products, prescription drugs, cosmetics, stationery, video rentals, housewares, pet supplies, greeting cards, food, snacks, beverages and certain other merchandise. The Registrant's stores also offer certain merchandise on a seasonal basis, such as garden, patio, Easter and Christmas items. Such merchandise is sold at everyday discount prices. Except as described below, all merchandise is sold or, in the case of video rentals, rented through departments operated by the Registrant.

     The following table sets forth information concerning the approximate percentages of the Company's revenues attributable to major merchandise categories:

                              Fiscal      Fiscal     Fiscal
Merchandise Category           1998        1997       1996
---------------------         ------      ------     ------

Pharmacy                       32.3%       28.5%      28.7%
Health & Beauty Care
   and Related Items           23.2%       24.3%      26.1%
                              ------      ------     ------
                               55.5%       52.8%      54.8%
Other Merchandise Categories
 (no one category
 accounting for more than 10%) 44.5%       47.2%      45.2%
                              ------      ------     ------
     Total                    100.0%      100.0%     100.0%
                              ======      ======     ======

     Most merchandise is ordered from unaffiliated suppliers through the Registrant's buying office, although certain merchandise is ordered at store level by store management and through unaffiliated rack jobbers. Where possible, as part of its discount merchandise pricing policy, the Registrant seeks to purchase merchandise in bulk at special prices from product manufacturers and other suppliers. Reorders of certain merchandise are processed at store level subject to review by the buying office staff. In addition, the Registrant consolidates the shipment of a significant percentage of its merchandise at a cross-docking distribution center operated by the Registrant in a leased facility in Pottstown, Pennsylvania in order to improve the coordination of shipments of merchandise to its stores.

     (iii)     Suppliers

     The Registrant purchases merchandise from a large number of unaffiliated suppliers and, except as described below, has no long-term contracts or commitments with any of these suppliers. During fiscal 1998, the Registrant purchased approximately 39.8% of its total merchandise from McKesson Drug Company ("McKesson"), a leading wholesale distributor of pharmaceutical and health and beauty care products. No other supplier accounted for more than 10% percent of the Registrant's total merchandise purchases during fiscal 1998.

     In April 1995, the Registrant and McKesson entered into a three-year merchandise supply agreement (the "Supply Agreement") governing future purchases of merchandise by the Registrant and providing for deferred payment by the Registrant of $1 million of existing trade payables during a period of 12 to 18 months following the closing date of the Acquisition (all of such deferred payments were made during fiscal 1997). The Supply Agreement provides that the Registrant will purchase a minimum of 90% of its pharmaceutical and certain other merchandise from McKesson. The Registrant and McKesson are currently in negotiations to extend the Supply Agreement. However, there can be no assurance that the Registrant will be successful in such efforts.

     The  Registrant  has several other long-term contracts  with unaffiliated suppliers, none of which accounted for more than  5%
of total purchases during fiscal 1998.

     (iv) Competition

     The Registrant's discount drug stores currently compete in their markets with local and discount drug chains, discount department stores, local pharmacies, supermarkets and other food stores, wholesale clubs and other retail outlets which offer similar merchandise. Certain of the Registrant's competitors have far greater financial resources and a far greater number of retail outlets than the Registrant currently has or expects to have in the foreseeable future. Management believes that the competitive factors which affect the business of the Registrant's stores primarily consist of price, depth of merchandise in certain categories, store location and store environment.

     (v)  Advertising and Marketing

     Advertising for the Registrant's stores consists primarily of direct-mail circulars or newspaper inserts distributed monthly except during the third and fourth quarter when they are distributed bi-weekly. The Registrant stresses the everyday nature of its discount prices in its advertising to attract customers and does not generally rely on periodic sales or promotional pricing in its circulars. The Registrant maintains its own advertising department which designs its multi-colored circulars. The printing and distribution of such materials is performed by unaffiliated contractors.

     The Registrant anticipates that a portion of its advertising costs will continue to be offset by advertising allowances from unaffiliated suppliers in amounts which cannot be determined at this time. During fiscal 1998, the Registrant spent approximately $2.9 million for advertising and promotion, net of amounts contributed by suppliers through advertising allowances.

     During the third and fourth quarters of fiscal 1998, management of the Registrant implemented several new marketing and sales programs which were designed to increase customer counts and revenues. Among these programs was the re-merchandising of stores. As of the date of this Report, the Registrant has completed the re-merchandising of two stores and has expanded its re-merchandising efforts to four additional stores.

     (vi) Employees

     As of April 10, 1998, the Registrant employed 1,686 persons,
including  a  substantial  number of  part-time  employees.   The
Registrant   is   not  a  party  to  any  collective   bargaining
agreements.

     For further information with respect to the Registrant's retail operations, reference is made to MD&A in Item 7 of this Report.

     (vii)   Financial  Information about  Foreign  and  Domestic
Operations and Export Sales

     Not applicable.

Item 2.   Properties

(a)  Stores

     The following table sets forth the number of Pharmhouse stores and Rx stores in operation in each of the following states as of April 15, 1998:




                      Pharmhouse            Rx                Total
                        stores            stores              stores
                        ------            ------              ------
     Maryland             1                 -                   1
     New Jersey           2                 9                  11
     New York             5                 3                   8
     Pennsylvania         2                 2                   4
     Virginia             3                 -                   3
     Connecticut          -                 1                   1
     Massachusetts        -                 2                   2
     Rhode Island         -                 2                   2
                        ------            ------              ------
     Total Stores        13                19                  32
                        ======            ======              ======

     Of   the   Registrant's  thirty-two  stores   currently   in
operation, thirty-one are located in leased premises and one is located in premises owned by the Registrant in Winchester, Virginia.

     With respect to the leases governing the Registrant's store properties, twenty-seven expire during the five year period from fiscal 1999 through fiscal 2003, three expire during the period from fiscal 2004 through fiscal 2008 and one is operated on a month-to-month basis. In addition, one lease, originally due to expire during fiscal 1999, will be converted to a month-to-month lease effective in May 1998 in connection with the settlement of certain litigation related to this store, as more fully described in Item 3 and Note 12 to the Consolidated Financial Statements contained in Part IV of this Report. Twenty-nine of the Registrant's store leases have one or more renewal options for periods totaling from five to twenty years.

     Existing store leases provide for contingent rental payments based on a percentage of revenues at varying rates of up to a maximum of two percent, subject to minimum revenue levels and other conditions. During fiscal 1998, rentals (including contingent rentals of $34,000) paid by the Registrant for all of its leased store locations aggregated approximately $6,444,000, net of sublease revenue of $788,000.

(b) Unoccupied Space in Pharmhouse Stores

     Eight Pharmhouse stores currently occupy only a portion of the space under lease. A substantial portion of the space not being used in the operation of the Pharmhouse Stores was sublet or licensed during fiscal 1998 to a total of 23 unaffiliated tenants for aggregate annual rent revenue of approximately $788,000.

(c)  Executive Office

     The Registrant's principal executive office is located in leased premises at 860 Broadway, New York, New York and occupies approximately 12,000 square feet at an annual base rental of $150,000. The lease for the premises expires on June 30, 1998. The Company is currently negotiating with the landlord for an extension of this lease.

(d)  Distribution Facility

     The Registrant operates a distribution facility in Pottstown, Pennsylvania in leased premises occupying approximately 100,000 square feet at an annual rental of approximately $336,000. The lease for this facility expires in April 2001.

Item 3.   Legal Proceedings

     On January 31, 1997, the Registrant and Woolworth entered into the Woolworth Settlement (subsequently amended on June 24,
1997) pursuant to which the Registrant and Woolworth resolved their outstanding disputes arising out of the April 1995 acquisition of 24 Rx Stores from Woolworth. For further information, reference is made to Item 1(a), MD&A Item 7 and Notes to the Consolidated Financial Statements contained in Part IV of the Registrant's 1997 Form 10-K, incorporated herein by reference.

     On January 31, 1998, the Registrant and a landlord of one of the Registrant's Pharmhouse stores reached an out-of-court settlement of certain litigation related to the lease for such store. Under the terms of the settlement agreement with the landlord, as amended on May 1, 1998, the Registrant will receive the sum of $1,675,000 ($200,000 of which was paid by the landlord on May 1, 1998 and $1,475,000 of which is payable on May 31,
1998), plus accrued interest on the outstanding balance since January 31, 1998, in exchange for waiving its exclusive right to use its space to operate a discount drugstore or discount pharmacy, thereby permitting the landlord to lease out space in the shopping center to any other tenant who operates a drugstore or pharmacy, discount or otherwise. The terms of the agreement also provide for the following: effective on May 1, 1998, the Registrant's present fixed monthly rent obligation for this store will convert to a percentage rent calculation; and effective on September 30, 1998, the Registrant has the right to terminate the lease for this store upon 90 days prior notice to the landlord and the landlord has the right to recapture the premises for this store upon 120 days prior notice to the Registrant. In connection with this transaction, the Registrant has recorded in its fiscal 1998 fourth quarter other income, net of related legal expenses, amounting to $1,346,000.

     The Registrant is also subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the Registrant's ultimate liability, if any, arising out of such actions will not materially affect the financial condition or operations of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Registrant's security holders during the fourth quarter of fiscal 1998.

PART II.

Item  5.    Market for the Registrant's Common Equity and Related
Stockholder Matters

(a) Identification of Principal Market

     The Registrant's Common Shares, $.01 par value, are currently traded on The Nasdaq SmallCap Market, a segment of The Nasdaq Stock Market, under the symbol "PHSE". The following table sets forth the high and low bid and asked quotations of the Registrant's Common Shares for each quarterly period during the last two fiscal years as reported on the Nasdaq SmallCap Market.


                    Bid and Asked Quotations


      Fiscal                 Bid                       Asked
      Quarter          ----------------          -----------------
      Ending            High      Low             High        Low
      ------            ----      ----            ----        ----
      5/04/96           3 3/8       2 1/4           4          2 5/8
      8/03/96           5           3               5 3/8      3
     11/02/96           5 3/8       3               5 7/8      3 3/8
      2/01/97           8 3/4       4 1/2           9 1/4      4 3/4

      5/03/97           8 1/2       6 1/4           9 1/4      6 3/4
      8/02/97           9 1/8       6               9 1/4      6 7/8
     11/01/97           7 5/8       4 3/4           7 7/8      5 1/4
      1/31/98           6 1/2       4 7/8           6 3/4      5 1/2


On April 15, 1998, the last reported sale price for the Company's
Common Stock on the Nasdaq SmallCap Market was $4.50 per share.

(b)  Holders of Common Shares

     The approximate number of holders of record of Common Shares of the Registrant as of January 31, 1998 was 2,312.

(c)  Dividend History

     During the past three fiscal years and through the date of this Report, the Registrant has not declared any cash or stock dividends and was, and continues to be, subject to restrictions against the payment of cash dividends under its agreements with its senior and subordinated lenders.

Item 6.   Selected Financial Data

     The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and Related Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report. The data as of January 31, 1998 and February 1, 1997 and for each of fiscal 1998, fiscal 1997 and fiscal 1996 are derived from the Registrant's audited consolidated financial statements included elsewhere in this Report. The data as of February 3, 1996, January 28, 1995 and January 29, 1994 and for each of fiscal 1995 and fiscal 1994 are derived from the Registrant's audited consolidated financial statements not included in this Report.


                                    (all amounts in thousands, except per share data)
                                                        FISCAL
                           -------------------------------------------------------------------
                            1998           1997        1996(1)(2)      1995         1994
                           ------         ------       ----------     ------       ------
Income Statement Data:
Revenues                   $200,751       $231,729      $209,529      $ 89,602     $ 98,241
Operating  income(loss)    $ (2,190)(3)   $ (1,005)(3)  $    419      $ (1,037)    $ (2,769)(3)
Interest expense           $  3,032       $  4,230      $  3,544      $    960     $    861
Other income               $  1,346(4)    $   -         $   -         $   -        $   -
Extraordinary   gain       $   -          $  7,142(5)   $    618(5)   $   -        $   -
Net  income  (loss)        $ (3,691)      $  1,334      $ (2,507)     $ (1,997)    $ (3,386)
Basic earnings (loss)
  per common share         $ (1.48)       $  0.59       $ (1.13)      $ (0.90)     $ (1.60)

                           January 31,    February 1,   February 3,   January 28,  January 29,
                              1998           1997          1996          1995         1994
                           -----------    -----------   -----------   -----------  -----------
Balance Sheet Data:
Working capital            $ 18,166(6)    $ 24,882      $ 24,741      $  4,732     $  6,983
Total assets               $ 53,692       $ 70,503      $ 73,210      $ 26,677     $ 30,465
Long-term borrowings       $ 19,154       $ 24,400(6)   $ 25,950      $    300     $    800
Stockholders' equity       $  4,894       $  8,351      $  6,824      $  9,004     $ 10,781
Dividends declared            None           None          None          None         None

Store Data (# of stores operating at year-end):
   Pharmhouse Stores           13             13            14            14           14
   Rx Stores                   19             22            24             -            -


(1)Includes operations of 38 stores effective April 28, 1995.
(2)Fifty-three week fiscal year.
(3)Excludes provision for store closure of $(185) in fiscal 1998, $573 in fiscal 1997 and $(244) in fiscal 1994.
(4)Other income represents income from a settlement of litigation related to a lease of one of the Registrant's Pharmhouse stores (for further information, reference is made to Item 3 and to Note 12 in the notes to the consolidated financial statements included in this Report).
(5)Extraordinary gain resulted from the following: in fiscal 1997, debt and interest cancellation, net of related costs and provisions in connection with the Woolworth Settlement; in fiscal 1997, from early retirement of debt.
(6)Amount includes a $1 million contingent obligation which is scheduled to be canceled by Woolworth in July 1998 in connection with the Woolworth Settlement.

For   further  information  concerning  the  provisions  of   the
Woolworth  Settlement, reference is made to paragraph  (a)(i)  in
Item 1 of this Report.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data presented in Item 6 of this Report and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements appearing in Item 8 of this Report.

Overview
The Registrant (or the "Company") reported a net loss of $3.7 million in fiscal 1998 compared with net income of $1.3 million in fiscal 1997. The results for both fiscal years were favorably affected by non-recurring items, including other income of $1.3 million in fiscal 1998 related to a settlement of litigation for one of the Registrant's stores and an extraordinary gain of $7.1 million in fiscal 1997 related to the Woolworth Settlement. Exclusive of non-recurring items, the Registrant's financial performance during fiscal 1998 improved $.8 million compared with the prior year. Overall fiscal 1998 results were favorably affected by a $1.2 million reduction in interest expense in connection with Woolworth's debt forgiveness at the end of fiscal 1997 and by lower borrowing requirements related to the closing of six stores during the last twelve months. On an operating basis, the Registrant reported an operating loss of $2 million in fiscal 1998 compared with an operating loss of $1.6 million in fiscal 1997. Fiscal 1998 operating results were negatively impacted by a decrease in gross profit, which resulted from a 5.7% same-store revenue decline and a 1.3% decrease in the gross profit percentage, attributable to factors described under Results of Operations pertaining to fiscal 1998 set forth under this Item. Reduced selling, general and administrative expenses (as a percentage of revenues) during fiscal 1998 compared with fiscal 1997 mitigated a substantial portion of the decline in gross profit.

The significant remaining aspects of the Woolworth Settlement include the cancellation by Woolworth of a $1 million Contingent Note obligation which is scheduled to occur on July 30, 1998. As of January 31, 1998, such amount was included in the current portion of long-term debt. Upon the scheduled cancellation of the Contingent Note, the Registrant will report a $1 million extraordinary gain in its second quarter of fiscal 1999. In addition, the Registrant continues to receive a rent subsidy for one Rx store being operated by the Registrant which remains subject to the Woolworth Settlement.

The Registrant generated $10.1 million in operating cash flow during fiscal 1998 (representing an increase of $8.1 million in operating cash flow compared with fiscal 1997) which is primarily attributable to the liquidation of inventory in stores closed, a reduction in average per store inventory levels and the sale of third party plan receivables. A significant portion of cash generated from operations during fiscal 1998 was used to reduce borrowings under the Senior Credit Facility.

For further information with respect to the operations of and other developments affecting the Registrant during fiscal 1998 and the Woolworth Settlement, reference is made to Item 1(a)(i) and to the Notes to the Consolidated Financial Statements included in Part IV of this Report.

Results of Operations

     The following table sets forth, for the periods indicated, certain selected data appearing in the Company's Consolidated
Statements of Operations expressed as a percentage of revenues:


                                           Fiscal   Fiscal   Fiscal
                                            1998     1997     1996
                                           ------   ------   ------
     Revenues                               100.0%  100.0%   100.0%
     Cost of merchandise sold                77.4    76.1     76.1
                                           ------   ------   ------
     Gross profit                            22.6    23.9     23.9

     Operating expenses:
      Selling, general and administrative    23.7    24.3     23.7
      Provision for store closure            (0.1)    0.3       -
                                           ------   ------   ------
      Operating income (loss)                (1.0)   (0.7)     0.2

      Interest expense                        1.5     1.8      1.7
      Other income                           (0.7)     -        -
                                           ------   ------   ------
      Loss before extraordinary gain         (1.8)   (2.5)    (1.5)

      Extraordinary gain, net                  -      3.1      0.3
                                           ------   ------   ------
     Net income (loss)                       (1.8)%   0.6%    (1.2)%
                                           ======   ======   ======

Results of Operations - Fiscal Year Ended January 31, 1998
("fiscal 1998") Compared To Fiscal Year Ended February 1, 1997
("fiscal 1997")

Revenues
Fiscal 1998 revenues (including video rental, service and other income) were $200.8 million compared with $231.7 million in fiscal 1997, a decrease of $30.9 million. The reduction primarily resulted from the operation of a reduced number of stores and pharmacies (32 stores were in operation at the end of fiscal 1998 compared with 38 stores at the end of fiscal 1997; in addition, one pharmacy was closed in a store which the Company continues to operate). On a same store basis (consisting of 32 stores which were open for both full fiscal years) revenues decreased 5.7% compared with fiscal 1997. Management attributes the same-store revenue decrease to several factors including: increased competition; supply interruptions for certain non-pharmacy merchandise categories; price deflation in generic pharmacy and grocery merchandise product; and other factors. Management has responded to the decrease in revenues by implementing programs to stimulate an increase in customer traffic and revenues. These programs include the re-merchandising of stores, more fully described in Item 1 (c)(5) of this Report.

Gross Profit
The fiscal 1998 gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $45.3 million compared with $55.3 million in the prior year, a decrease of $10 million. The reduction primarily resulted from the operation of a reduced number of stores and pharmacies and, to a lesser extent, from a decrease in the Company's gross profit percentage. The Company's fiscal 1998 gross profit as a percentage of revenues was 22.6% compared with 23.9% in fiscal 1997, a decrease of 1.3%. The gross profit margin was negatively impacted by several factors including: reduced reimbursement rates from third party insurance plans which comprise an increasing proportion of the Company's pharmacy business; and, during the fourth quarter of fiscal 1998, the Company recorded an adjustment to inventory of $1.7 million to reflect inventory shrink in excess of amounts previously accrued. As a result of shrink in excess of amounts previously accrued during fiscal 1998, the Company has increased its shrink accrual rate effective in fiscal 1999.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense decreased $8.8 million, or 15.6%, to $47.5 million during fiscal 1998 from $56.3 million during fiscal 1997, resulting from the operation of a reduced number of stores and pharmacies and cost reductions achieved throughout the Company.

SG&A expense as a percentage of revenues decreased to 23.7% in fiscal 1998 from 24.3% during fiscal 1997. The decline in SG&A expense is attributed to continued cost reduction, the closing of six under-performing stores during the last twelve months (all of which had high occupancy costs relative to revenues) and rental subsidies received from Woolworth in connection with the Woolworth Settlement. The Company continues to receive a rent subsidy for one Rx store which remains subject to the Woolworth Settlement. The percentage decrease in SG&A expense in fiscal 1998 was achieved despite the decrease in same-store revenues described above.

Operating Income(Loss)
The Company sustained an operating loss of $2 million during fiscal 1998 compared with an operating loss of $1.6 million in the prior year. The increase in the Company's operating loss resulted from a decrease in gross profit attributable to decreases in same-store revenues and the gross profit percentage partially offset by reduced SG&A expenses.

Interest Expense
Interest expense in fiscal 1998 decreased to $3 million from $4.2 million in fiscal 1997. The interest expense reduction resulted primarily from the effects of the Woolworth Settlement which provided for the cancellation of $8.4 million in interest-bearing debt ($1 million of which was converted to a non-interest bearing Contingent Note). Also contributing to the reduction in interest expense were lower inventory levels and borrowing requirements resulting from the operation of a reduced number of stores during fiscal 1998 compared with fiscal 1997.

Provision for Income Taxes
The Company is not subject to federal income taxes in fiscal 1998 as the Company did not generate taxable earnings. The Company has significant net operating loss carryforwards (See Note 5 in the "Notes to the Consolidated Financial Statements") which are available to offset future taxable income. State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.), are not material and such amounts are included in SG&A expense.

Net Loss
The Company reported a net loss in fiscal 1998 of $3.7 million, or $1.48 per share, compared with net income of $1.3 million, or $0.59 per share, in fiscal 1997. The Company reported a loss before extraordinary gain in fiscal 1997 of $5.8 million, or $2.56 per share.

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

Gross Profit
The fiscal 1997 gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $55.3 million compared to $50.0 million in the prior year, an increase of $5.3 million, or 10.6%. The increase in gross profit is attributable to the contribution made by the Rx Stores which the Company operated for all of fiscal 1997 compared with approximately nine months during fiscal 1996. As a percentage of revenues, the Company's fiscal 1997 gross profit of 23.9% remained unchanged compared with fiscal 1996. Improved gross margin generated by the Pharmhouse Stores (26.3% in fiscal 1997 versus 25.5% in fiscal 1996) was offset by lower gross margin generated by the Rx Stores (21.9% in fiscal 1997 versus 22.8% in fiscal 1996). During the fourth quarter of fiscal 1997, the Company recorded an adjustment to inventory of $.9 million, primarily related to the Rx Stores, to reflect inventory shrink in excess of amounts previously accrued. The shrink accrual rate used in fiscal 1997 was consistent with the Company's historical accrual rate for prior fiscal years.

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

Operating Income(Loss)
In fiscal 1997, the Company sustained an operating loss of $1.6 million compared with operating income of $.4 million in the prior year. The fiscal 1997 operating loss includes a provision for store closure of $.6 million for one Pharmhouse store, $.7 million in operating loss sustained by the seven Affected Stores (attributable to a significant increase in occupancy costs and a decrease in same-store revenue in these stores) and increases in certain SG&A expenses as noted in the above discussion. For further information concerning the Affected Stores and other provisions of the Woolworth Settlement, reference is made to Woolworth Settlement in Item 1(a)(i) of this Report.

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

Provision for Income Taxes
Although  the  Company has net operating loss carryforwards  (See
Note 5 in the "Notes to the Consolidated Financial Statements") which are in amounts sufficient to offset the Company's fiscal 1997 net income, a portion of the extraordinary gain realized in connection with the Woolworth Settlement is subject to an alternative minimum tax ("AMT"). Accordingly, the Company has accrued income taxes of $.1 million in connection with the AMT and such amount has been netted against the extraordinary gain. State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.), are not material and such amounts are included in SG&A expense.

Net Loss
The Company reported net income in fiscal 1997 of $1.3 million, or $0.59 per share, compared with a net loss of $2.5 million, or $1.13 per share, in fiscal 1996. The Company reported a loss before extraordinary gain in fiscal 1997 of $5.8 million, or $2.56 per share, compared with a loss before extraordinary gain of $3.1 million, or $1.41 per share, in fiscal 1996.

Liquidity and Capital Resources

Operating Activities
During  fiscal 1998, the Company generated $10.1 million in  cash flows from operating activities resulting primarily from reductions in inventory of $12.5 million and accounts receivable of $2.8 million which were partially offset by reductions in accounts payable, accrued expenses and provision for store closure aggregating $5.8 million. The reduction in inventory resulted primarily from store closings described elsewhere herein. A substantial portion of the reduction in accounts receivable resulted from the sale of a significant portion of the Company's third-party plan receivables, as more fully described below.

During the third quarter of fiscal 1998, the Company and McKesson Corporation ("McKesson") consummated an agreement whereby, effective September 4, 1997, McKesson purchased a major portion of the Company's pharmaceutical third party plan receivables outstanding as of such date, amounting to approximately $2 million, and the ongoing third party plan receivables generated by the Company subsequent to such date. The funding by McKesson under this agreement is made available to the Company two business days after the third party plan receivables are generated. The funding provided under this agreement is subject to recourse with respect to third party plan receivables not collected within 90 days.

Capital Expenditures
Additions to property and equipment totaled $.4 million in fiscal 1998, $.2 million of which was devoted to the restructuring of two stores in conjunction with the Company's re-merchandising program. Expenditures for video rental inventory during fiscal 1998 decreased $.5 million to $1.3 million compared with expenditures of $1.8 million in fiscal 1997. The decrease primarily resulted from the closing of the video departments in the six stores which were closed during the last twelve months and from the closing of two video departments in stores which the Company continues to operate. The Company has continued to defer other major capital improvements until such time as the Company achieves operating profitability.

Financing Activities
Net  borrowings  under the Senior Credit Facility decreased  $7.6 million during fiscal 1998, primarily resulting from reduced borrowing requirements related to the operation of a reduced number of stores.

Summary of Borrowings
New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility") providing for aggregate credit to the Company of up to $35 million. The New Facility consists of (i) a Term Loan up to $3 million and
(ii) revolving advances equal to the lesser of (a)65% of eligible inventory (at cost) or (b) $35 million less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million as the outstanding principal amount of the term loan is reduced. The duration of both the revolving and term loans under the New Senior Credit Facility is five years. The total loans which may be advanced by Foothill to the Company is subject to an increase to an aggregate of $40 million upon the satisfaction of certain conditions. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and temporary cash collateral account aggregating $22.6 million owing by the Company to its Prior Lender. The cash collateral of $1 million, less any potential draw-downs, will be returned by the Prior Lender to the Company within thirty days. In addition, the Company incurred other transaction fees of approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The New Facility is at a borrowing rate of prime plus 1.125%, subject to decrease if the Company reaches certain EBITDA levels during the term of the facility.

For  further information concerning the terms of the  New  Senior
Credit Facility, reference is made to Exhibit 10.15 to this Report.

Senior Credit Facility
The borrowing availability with the Company's Prior Lender was based on the lesser of 60% of eligible inventory at cost or $45 million. The weighted average interest rate under the prior senior credit facility during fiscal 1998, including the effect of facility fees, was 11.2%. During fiscal 1998, the highest borrowing level under this facility was $30 million, which borrowing occurred in February 1997, and the lowest borrowing level was $18.8 million, which borrowing occurred in January 1998. During the fourth quarter of fiscal 1998, the Company's net worth fell below the minimum level established under the prior senior credit facility. The Company was advised by its Prior Lender that it would amend such minimum net worth requirement as of January 31, 1998 and subsequent periods. By that time, however, the Company had elected to enter into the New Senior Credit Facility with Foothill on May 14, 1998 and thereby repaid all outstanding indebtedness to the Prior Lender because, among other considerations, the New Facility provides the Company with greater borrowing availability.

During the first quarter of fiscal 1999, the Company's Prior Lender extended an over-advance to the Company in the amount of $1.4 million, the outstanding balance of which was fully repaid out of the proceeds of the New Senior Credit Facility on May 15, 1998.

Subordinated Loan
The Subordinated Loan, payable to an unaffiliated supplier, is being repaid in monthly installments of $50,000 and a balloon payment of $1.25 million due on April 28, 1998. Pursuant to an agreement dated April 24, 1998 between the Company and the subordinated lender, the terms for the balloon payment have been amended as follows: the Company will make three consecutive monthly installments of $50,000 commencing on May 1, 1998 and a final installment of $1.1 million on August 1, 1998. The parties are currently negotiating to have the August 1, 1998 due date for the balloon payment extended further; however, there can be no assurance that the Registrant will be successful in that regard. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

Contingent Note
In connection with the Woolworth Settlement, the Purchase Money Note due in April 1998 (in the original principal amount of $2.9 million) was modified so that such Note constitutes a $1 million non-interest bearing contingent obligation which is to be forgiven by Woolworth on July 30, 1998, subject to certain conditions. For further information concerning the Woolworth Settlement, reference is made to "Final Disposition of the Woolworth Dispute", in Item 1(a)(i) of this Report.

Working Capital
Working  capital  amounted to $18.2 million at January  31,  1998 compared to $24.9 million at February 1, 1997. For a discussion of items affecting working capital at January 31, 1998, reference is made to Overview in this Item 7.

The ratio of current assets to current liabilities at the end of fiscal 1998 and fiscal 1997 was 1.6 and 1.7, respectively.

Assuming the continuing availability of (a) trade credit at current levels and (b) the combination of greater borrowing availability under the Company's New Senior Credit Facility
(which facility became effective on May 14, 1998) and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the forthcoming twelve months.

For  further information concerning the terms of the  New  Senior
Credit Facility, see Item 1(a)(iii) of this Report.

Inflation
Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all competitors would likely be similarly affected.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses for each fiscal period. Actual results could differ from those estimated.

Forward-Looking Statements
This Report contains certain "forward-looking statements" that are subject to certain risks and uncertainties which could cause the Company's actual results or performance to differ materially from those set forth in such statements. In addition to general economic conditions and their effect upon levels of consumer spending, these risks and uncertainties include the extent of competition in the markets served by the Company's stores, changes in the health-care regulatory environment affecting the Company, significant changes in the level of interest and finance charges borne by the Company and the success of its cost-cutting and planned merchandising and advertising programs. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Year 2000
The Company has taken action to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. In addition, the Company is communicating with its major suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company anticipates that its Year 2000 issues will be addressed on a timely basis and at a cost that will not be material to the Company's operations or financial condition. However, in the event that the Year 2000 issues of the Company and/or third parties with whom the Company transacts business are not addressed on a timely basis, it is possible that such issues could have an adverse impact on the Company's operations and/or financial condition.

Recently Issued Accounting Standards
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. It is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. All earnings (loss) per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. Diluted earnings (loss) per share is not reported because such amounts are anti-dilutive.

In February 1997, the FASB issued SFAS No. 129, "Disclosure about Capital Structure". This Statement, which established standards for disclosing information about an entity's capital structure, had no effect on the disclosures in the Company's fiscal 1998 consolidated financial statements as the Company's capital structure is not complex.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal 1998 consolidated financial statements. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 had no effect on the Company's fiscal 1998 financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for the Company's fiscal 1998 consolidated financial statements. This Statement requires enterprises to report certain financial information on segments that would be determined based on the Company's internal reporting. As the Company has only one business segment, retail, SFAS No. 131 did not have an effect on disclosures in the notes to the fiscal 1998 financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". This Statement, which revises disclosures about pensions and other post-retirement benefit plans, is effective for financial statements with periods beginning after December 15, 1997. Restatement of disclosures for earlier periods is required upon adoption. The Company anticipates that the adoption of SFAS No. 132 will not have a significant effect on its 1999 financial statements.

Item 8.   Financial Statements and Supplementary Data

The following documents are filed on the pages listed below as a part of this report.

1.   Financial Statements

     Report of Independent Accountants            F-1

     Consolidated Statements of Operations
     for each of the three years in the
     period ended January 31, 1998                F-2

     Consolidated Balance Sheets at
     January 31, 1998 and
     February 1, 1997                             F-3

     Consolidated Statements of Cash Flows
     for each of the three years in the
     period ended January 31, 1998                F-4

     Consolidated Statements of Shareholders'
     Equity for each of the three years
     in the period ended January 31, 1998         F-5

     Notes to Consolidated Financial Statements   F-6

2.   Financial Statement Schedule

     Report of Independent Accountants on
     Financial Statement Schedule                 F- 20

     I. Valuation and Qualifying Accounts         F- 21

All other schedules have been omitted because either they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Item 9.   Disagreements on Accounting and Financial Disclosure

Within the 24 months prior to the date of the Registrant's most recent financial statements, there were no reports on Form 8-K filed or required to be filed by the Registrant involving a reporting disagreement on any matter of accounting principles or practices or financial statement disclosure.

                            PART III.

Item 10.  Directors and Executive Officers of the Registrant

(a)  Identification of Directors

The following table contains information regarding all current directors of the Registrant.

                       Other Positions with the                  Period Served
                       Registrant;                               as a Director
                       Occupation(s) or                          of the
Name              Age  Employment                                Registrant
---------------------------------------------------------------------------------
Manfred Brecker    71  Chairman of the Board of the Registrant   Since 1968
                       since 1983; Chief Executive Officer
                       from 1983 to 1989; President and Chief
                       Operating Officer of the Registrant
                       from 1971 until 1983.

Kenneth A. Davis   49  President, Chief Executive Officer        Since 1979
                       and Chief Operating Officer
                       of the Registrant since January 1990;
                       President and Chief Operating Officer
                       from 1983 to December 1989; from 1980 to
                       1983, Vice-President of the Registrant;
                       an employee of the Registrant since 1979.

Joseph Keller      52  Senior Vice President-Administration      Since 1991
                       and Operations since May 1995;
                       Senior Vice President-Operations
                       since October 1985; Vice President from
                       September 1984 to September 1985;
                       an employee of the Registrant since 1963.

Marcie B. Davis    45  Executive Vice President/Secretary &      Since 1995
                       Treasurer; Executive Vice President
                       since November 1995.  Senior Vice
                       President-Finance from 1991 to October
                       1995; Chief Financial Officer from January
                       1995 to October 1995; Secretary of the
                       Registrant since 1990, Treasurer since
                       1988 and Vice President since 1984; an
                       employee of the Registrant since 1971.

Melvin Katz       66   Partner, law firm of Maloney, Mehlman      Since 1972
                       & Katz since April 1994; prior thereto
                       practicing attorney in New York City
                       for more than 35 years and served
                       as a partner in various firms.

Raymond L. Steele 63   Retired. From August 1990 until            Since 1991
                       September 1993, Executive Vice
                       President of Pacholder Associates, Inc.,
                       Cincinnati, Ohio; prior thereto Executive
                       Advisor at The Nickert Group from 1989
                       through 1990; Vice President, Trust Officer
                       and Chief Investment Officer of The
                       Provident Bank, Cincinnati, Ohio from 1984
                       through 1988.

Peter Gerard      52   Managing Director of Rauscher Pierce       Since 1995
                       & Clark, Inc., a London based investment
                       banking firm, resident in Dallas, Texas,
                       since July 1995; Managing Partner of
                       Llama Associates, a provider of mezzanine
                       and bridge financing, since 1990; Chairman
                       and Chief Executive Officer of Spinnaker
                       Partners, Westbrooke Hospitality
                       Corporation and affiliates since 1984;
                       prior to 1984 , Senior Vice President-
                       Corporate Finance of Schneider Bernet
                       & Hickman, an investment banking and
                       brokerage organization.

Michael A. Feder  46   Managing Director in the Investment        Since 1995
                       Banking Department of Credit Suisse First
                       Boston, an international investment
                       banking firm with which Mr. Feder has been
                       associated in the areas of investment
                       banking and capital markets since 1980;
                       prior thereto, a Vice President of the
                       Chase Manhattan Bank.


Arrangements or Understandings With Regard to Selection of Directors or Nominees

None.

(b)  Identification of Executive Officers
The executive officers of the Registrant and their ages and offices with the Registrant are as follows:

     Name and Age           Positions with Registrant
 -------------------        ---------------------------------
Manfred Brecker (71)        Chairman of the Board

Kenneth A. Davis  (49)      President, Chief Executive
                            Officer, Chief Operating Officer
                            and a director

Marcie B. Davis  (45)       Executive Vice President,
                            Secretary, Treasurer and a director

Joseph Keller  (52)         Senior Vice President-Administration
                            and Operations and a director

Richard A. Davis  (45)      Senior Vice President-Finance and
                            Chief Financial Officer

Eileen Abbate  (50)         Vice President-Advertising

Amparo Castro  (41)         Vice President-Controller and
                            Assistant Treasurer

Daniel Thigpen (47)         Vice President-Store Operations


Richard Davis has been an employee of the Registrant since November 1995. From February 1990 to October 1995, he was a Senior Associate at BDO Seidman, LLP, an international accounting and consulting firm. Mr. Davis is a Certified Public Accountant.

Eileen Abbate has been an employee of the Registrant since April 1990, other than during a brief period while she was employed elsewhere. She was elected Vice President-Advertising in April 1992. Prior to joining the Registrant, she was the Advertising Director of Drug Fair/Cost Cutters from 1988 to March 1990.

Amparo Castro has been an employee of the Registrant since June 1989, other than during a brief period while she was employed elsewhere. She was elected Vice President and Assistant Treasurer of the Registrant in 1996 and Controller of the Registrant in August 1991. Prior to joining the Registrant, she was manager of financial reporting of Henri Bendel Inc., a division of The Limited Inc., from 1987 to June 1989.

Daniel Thigpen has been an employee of the Registrant since 1972. He was elected Vice President of Store Operations of the Registrant in April 1995. Prior thereto, he held various management positions of the Registrant including Director of Store Special Projects from 1992 to 1995 and District Manager from 1985 to 1992. Mr. Thigpen held various store level positions of the Registrant from 1972 to 1985.

For information regarding officers of the Registrant who are also directors, reference is hereby made to Item 10(a) of this Report.

(c)  Identification of Certain Significant Employees

None.

(d)  Family Relationships

Kenneth A. Davis is the son-in-law of Manfred Brecker; Marcie  B.
Davis  is the daughter of Manfred Brecker and the wife of Kenneth
A. Davis; Richard A. Davis is the brother of Kenneth A. Davis.

(e)  Business Experience

See Items 10(a) and 10(b) above.

(f)  Involvement in Certain Legal Proceedings

None.

Item 11.  Executive Compensation

(a)  General

The following sets forth certain information with respect to executive compensation.

(b)  Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation paid or accrued on behalf of the Chairman of the Board, the Chief Executive Officer and the three other most highly compensated Executive Officers (the "Named Executive Officers") for each of the Registrant's last three completed fiscal years:

               ANNUAL COMPENSATION    LONG TERM COMPENSATION AWARDS
             ------------------------   -------------------------

NAME AND                                   RESTRICTED     OPTIONS         ALL
PRINCIPAL   FISCAL                         STOCK      (# OF    LTIP      OTHER
POSITION    YEAR        SALARY   BONUS     AWARDS     SHARES)  PAYOUTS   COMP
------------------------------------------------------------------------------
Kenneth      1998      $311,539 $118,000   $  -          -     $ -      $1,118
Davis        1997       225,000     -         -       125,000    -       1,164
President    1996       225,000     -       48,772       -       -       1,171
CEO, COO

Manfred      1998       175,000   25,000      -          -       -       1,041
Brecker      1997       175,000   25,000      -        75,000    -       1,164
Chairman     1996       153,845   25,000      -          -       -       1,254
of the Board

Marcie       1998       125,000      -        -          -       -         703
B.Davis      1997       143,750      -        -        50,000    -         732
Executive VP 1996        92,500    15,000   19,791       -       -         743
Sec, Treas

Joseph       1998       120,000      -        -          -       -         821
Keller       1997       108,243      -        -        15,000    -         864
S VP         1996       108,270     7,500   24,739       -       -         875
Admin &
Operations

Richard      1998       122,307      -        -          -       -         910
A. Davis     1997       110,000      -        -        25,000    -          -
S VP         1996        25,384(*)   -        -        50,000    -          -
Finance &
CFO


(*) Employment of Richard A. Davis commenced on November 5, 1995.

The foregoing table does not include severance compensation of $110,000 paid to a former executive officer of the Registrant whose employment with the Registrant terminated in 1996, all of which was accrued in the Registrant's 1997 fiscal year. For further information concerning the compensation and prior employment arrangements of this former officer, reference is made to Item 11 of the Registrant's 1997 Form 10-K.

YEAR - Refers to fiscal years ended January 31, 1998, February 1,
1997 and February 3, 1996, respectively.

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

RESTRICTED STOCK AWARDS - The amounts set forth under this column represent the excess of the fair market value of the restricted shares vested during the fiscal year over the purchase price of such restricted shares. The restricted shares were sold to certain of the Named Executive Officers in December 1991. A portion of the shares purchased by each such officer vested over the subsequent four year period.

LTIP PAYOUTS - None paid.  No plan in place.

ALL  OTHER  COMPENSATION  - Includes contributions  made  by  the
Registrant  to  its 401(k) plan on behalf of the Named  Executive
Officers.

(c)   Fiscal  1998  Option and Stock Appreciation  Right  ("SAR")
Grants
No options or Stock Appreciation Rights were granted by the Registrant to the Named Executive Officers during fiscal 1998.

(d)  Options Exercised and Fiscal Year-End Option Values
The following table sets forth certain information concerning options exercised and the options outstanding at January 31, 1998 held by the Named Executive Officers:

                Shares
               Acquired             Number of Securities     Value of Unexercised
                  on      Value    Underlying Unexercised     In-The-Money
Name            Exercise  Realized     Options/SARs           Options/SARs (*)
------------------------------------------------------------------------------
                                   Exercisable Unexercisable  Exercisable Unexercisable
                                    ----------  -----------    ----------   ---------
Kenneth A. Davis    -      -         213,215     119,862       $968,564    $242,245
Manfred Brecker     -      -            -         75,000           -        149,528
Marcie B. Davis     -      -          59,678      50,000        271,955      99,685
Joseph Keller       -      -          38,874      15,000        157,040      34,688
Richard A. Davis    -      -          33,333      41,667           -         57,813

(*)    Market value of securities underlying in-the-money
  options at the end of fiscal 1998 (based on $5.50 per share, the closing price of Common Shares on the Nasdaq SmallCap
  Market on 1/30/98) minus the exercise price.


(e)  Long-term incentive plan
None.

(f)  Defined benefit or actuarial plan

None.

(g)  Compensation of directors

Each member of the Board who is not an officer or employee of the
Registrant or any of its subsidiaries (an "Independent Director")
is   entitled  to  receive  certain  remuneration  for   services
rendered.

Pursuant to the Independent Directors Plan, as amended, a total of 50,000 Common Shares were reserved for issuance to Independent Directors. The Independent Directors Plan provides that each Independent Director elected by shareholders to serve as a member of the Board, through the 1998 Annual Meeting of Shareholders, is entitled to an award of 2,500 common shares upon his or her election or re-election. Each annual award of Common Shares under the Independent Directors Plan is effected automatically on the business day next succeeding each of the annual meetings of shareholders (or special meetings in lieu thereof) at which an Independent Director is elected.

The Board of Directors of the Registrant further amended the Directors Plan to increase the number of shares reserved under such plan to 80,000 and to provide that each Independent Director, at his or her election, may receive, in lieu of cash fees of $500 per Board Meeting, and in lieu of cash fees of $250 per Committee Meeting, Common Shares of the Registrant for each Board Meeting and Committee Meeting attended by such Independent Director during each year of his incumbency as a Director. The number of such Common Shares per Board Meeting and per Committee Meeting attended shall be determined by dividing the sum of $500 ($250 for Committee Meetings) by the closing price of the Common Shares on the NASDAQ SmallCap Market on the trading day immediately preceding each such Meeting. The total number of such Common Shares so issuable to each Independent Director shall be determined within ten days after the date of each Annual Meeting of the Board of Directors. This amendment, which is subject to shareholder ratification, became effective as of the date of the Board of Directors Meeting held on January 22, 1998. All of the Independent Directors of the Registrant elected to accept Common Shares in lieu of cash fees for attendance at that Board Meeting and for all subsequent Board Meetings and Committee Meetings to be held during their current terms as Directors. Pursuant to such amendment, the termination date of the Directors Plan was extended to the date immediately preceding the date of the Shareholder's Meeting of the Registrant in the year 2001 in which directors are elected.

(h) Employment contracts and termination of employment and change in control arrangements

In July 1995, the Registrant entered into Executive Employment Agreements with each of Manfred Brecker, Chairman of the Board, and Kenneth A. Davis, President and Chief Executive Officer of the Registrant. Each such agreement provides for an employment term continuing through the end of the Registrant's 1999 fiscal year (i.e., January 30, 1999). Under his employment agreement, Mr. Brecker is paid an annual base salary of $175,000, subject to annual cost of living increases, and a special bonus, in consideration of services rendered and to be rendered, in the amount of $100,000, payable in four equal annual installments commencing in 1995. Pursuant to his employment agreement, Mr. Davis is to be paid annual base salary of $225,000 increased to $250,000 effective January 31, 1996, subject to annual cost of living increases, and an annual bonus equal to $10,000 for every $.05 per share of pre-tax income for the appropriate fiscal year. Mr. Davis' base salary will further increase to $300,000 retroactively to the first day of the fiscal year in which the Company achieves profitability. The employment agreements with Messrs. Brecker and Davis also provide that, if such executive's employment with the Company is terminated (i) by the Registrant in breach of the agreement or (ii) by the executive for "Good Reason", as defined in the agreement to include, among other events, the occurrence of a change in control of the Registrant, such executive shall be entitled to continue to be paid his base salary then in effect for a period of three years from the date of termination of employment or, in lieu thereof, a lump sum amount equal to the discounted present value of such three years of base salary.

In November 1995, the Registrant entered into an Executive Employment Agreement with Richard A. Davis with respect to his employment as the Registrant's Senior Vice President-Finance and Chief Financial Officer continuing through January 30, 1999. Pursuant to this employment agreement, Mr. Davis: (a) currently receives an annual base salary of $132,300, which reflects increases from his initial base salary of $110,000 plus annual increases based on cost of living adjustments; and (b) was granted options to purchase 50,000 Common Shares of the Registrant at an exercise price equal to the fair market value of such shares as of the date of their grant. The options granted to Mr. Davis vest ratably over a three year period commencing with the first anniversary date of Mr. Davis' employment with the Registrant. The employment agreement with Mr. Davis also provides for one year's additional compensation based on similar termination provisions as are described in the preceding paragraph with respect to Mr. Brecker's and Mr. Kenneth Davis' employment agreements.

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


Item 12.  Security Ownership of Certain

     Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners

The following table provides information as of April 15, 1998 with respect to holdings of the Registrant's Common Shares by all persons known by the Registrant to be the beneficial owners of more than 5% of the total number of Common Shares outstanding as of that date. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or her name in the following table, except as otherwise disclosed in the footnotes to the table:

Name and Address         Amount and Nature             Percentage
of Beneficial Owner      of Beneficial Ownership       of Class *
----------------------   ----------------------         ---------
Anne Brecker                  487,336 (1)                16.3%
860 Broadway
New York, New York 10003

Kenneth A. Davis              392,519 (2)                13.1%
860 Broadway
New York, New York 10003

Hemisphere Trading Co., Inc.  260,000 (3)                 8.7%
5796 Shelby Oaks Drive
Memphis, TN 38134-7333

      *Calculation based upon 2,997,263 Common Shares and Common Share Equivalents outstanding as of April 15, 1998 (including total non-qualified options of 215,273 and total incentive options of 187,149, all of which are exercisable within 60 days).

(1) Includes 481,542 shares owned by Mrs. Brecker and 5,794 shares held by trusts, of which she is the trustee, for the benefit of her children. Mrs. Brecker disclaims beneficial ownership of the shares held by such trusts. Does not include 1,281 shares beneficially owned by Mrs. Brecker's husband, Manfred Brecker, the Chairman of the Board of the Registrant, with respect to which Mrs. Brecker disclaims beneficial ownership.

(2) Includes 153,663 shares subject to options granted to Mr. Davis pursuant to Registrant's 1991 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") and 59,552 shares subject to options granted pursuant to the Registrant's 1991 Incentive Stock Option Plan (the "Incentive Option Plan"), all of which are exercisable within 60 days. Does not include 122,472 shares beneficially owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the shares held by his wife.

(3) As reported on Amendment #1 to Schedule 13D filed by Hemisphere Trading Co. Inc. ("Hemisphere") on April 7, 1997. According to such Schedule 13D, Hemisphere has shared voting power and shared dispositive power with respect to all 260,000 of these shares.

(b)  Security Ownership of Management

The following table sets forth certain information as of April 15, 1998 with respect to holdings of the Registrant's Common Shares beneficially owned by each of the Registrant's directors and Named Executive Officers and by all officers and directors of the Registrant as a group.

Name of                   Amount and Nature       Percentage
Beneficial Owner         of Beneficial Ownership  of Class
-----------------       ------------------------- ----------
Manfred Brecker                 1,281 (1)            *

Kenneth A. Davis              392,519 (2)          13.1%

Joseph Keller                 108,153 (3)           3.6%

Marcie B. Davis               122,472 (4)           4.1%

Richard A. Davis               33,333 (5)           1.1%

Melvin Katz                     7,960                *

Michael A. Feder                7,500                *

Peter Gerard                    7,500                *

Raymond L. Steele               8,879                *

Officers and directors as a
 group (consisting of 12
 persons)                     726,745 (6)          24.2%

     * Less than 1%

(1) Does not include 481,542 shares owned by Mr. Brecker's wife, Anne Brecker, or 5,794 shares held by trusts for the benefit of Mr. Brecker's adult children, of which his wife is the trustee. Mr. Brecker disclaims beneficial ownership of the shares held by his wife and shares held by the trusts.

(2) Includes 153,663 shares subject to options granted to Mr. Davis pursuant to the Registrant's Non-Qualified Plan and 59,552 shares subject to options granted pursuant to the Registrant's Incentive Option Plan, all of which are exercisable within 60 days. Does not include 122,472 shares beneficially owned by Mr. Davis' wife. Mr. Davis disclaims beneficial ownership of the shares held by his wife.

(3)   Includes  12,874 shares subject to options granted  to  Mr.
Keller under the Non-Qualified Plan and 26,000 shares subject to options granted under the Incentive Option Plan, all of which are exercisable within 60 days.

(4) Includes 42,299 shares subject to options granted to Ms. Davis pursuant to the Registrant's Non-Qualified Plan and 17,379 shares subject to options granted under the Incentive Option Plan, all of which are exercisable within 60 days. Does not include 392,519 shares beneficially owned by Ms. Davis' husband. Ms. Davis disclaims beneficial ownership of the shares held by her husband.

(5)  Includes  33,333 shares subject to options  granted  to  Mr.
Richard  A.  Davis pursuant to the Registrant's Incentive  Option
Plan, all of which are exercisable within 60 days.

(6)   Includes an aggregate of 215,273 shares subject to  options granted  under  the Registrant's Non-Qualified Plan  and  152,724 options granted under the Incentive Option Plan, all of which are exercisable within 60 days.

(c)  Changes in Control

     None

Item 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

     None.

(b)  Certain Business Relationships

Maloney, Mehlman & Katz, a law firm of which Melvin Katz, a director of the Registrant, is currently a member, currently provides legal services to the Registrant, and received fees for services rendered to the Registrant during fiscal 1998 totaling approximately $79,000.

(c)  Indebtedness of Management

None.

(d)  Transactions with Promoters

Pursuant to the instructions for this Item, no response is required.

                            PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a)  The following documents are filed as part of this Report:

1.  Financial Statements

    Report of Independent Accountants            F-1

    Consolidated Statements of Operations
    for each of the three years in the
    period ended January 31, 1998                F-2

    Consolidated Balance Sheets at
    January 31, 1998 and February 1, 1997        F-3

    Consolidated Statements of Cash Flows
    for each of the three years in the
    period ended January 31, 1998                F-4

    Consolidated Statements of Shareholders'
    Equity for each of the three years
    in the period ended January 31, 1998         F-5

    Notes to Consolidated Financial Statements   F-6

  2.Financial Statement Schedule

    Report of independent accountants on
    financial statement schedule                 F-20

    I. Valuation and Qualifying Accounts         F-21

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

Exhibits 10.1 through 10.5 were filed as Exhibits 10.4 and 10.9 through 10.12, respectively, to the Registrant's Current Report on Form 8-K dated December 24, 1991, Commission File Number 1-7090, Exhibits 10.6 through 10.12 were filed as Exhibits 10.6 through 10.12, respectively, to the Registrant's 1996 Form 10-K Report dated May 3, 1996, Commission File Number 1-7090 and
Exhibit 10.13 was filed as Exhibit 10.13 to the Registrant's 1997 Form 10-K Report dated May 2, 1997, Commission File Number 1-7090, all of which are incorporated herein by reference thereto:

10.1 Warrant Agreement dated as of December 24, 1991 by and between the Registrant and Rosenthal & Rosenthal, Inc.

10.2  S.E. Nichols Inc. 1991 Incentive Stock Option Plan.

10.3  S.E. Nichols 1991 Non-Qualified Stock Option Plan.

10.4  Form of Agreement under S.E. Nichols Inc. 1991 Non-
      Qualified Stock Option Plan.

10.5  Form of Restricted Stock Purchase Agreement and
      Memorandum.

10.6 Pharmhouse Corp. 1995 Stock Option Plan previously filed with the Registrant's Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.7  Amendment to 1992 Equity Compensation Plan for Non-
      Employee Directors previously filed  with the Registrant's
      Definitive Proxy Statement filed with the Commission on October 11, 1995.

10.8  Warrant Agreement dated January 23, 1996 between the
      Registrant and Brenner Securities Corporation.

10.9  Employment Agreement dated July 14, 1995 between the
      Registrant and Kenneth A.Davis.

10.10 Employment Agreement dated July 14, 1995 between the
      Registrant and Manfred Brecker.

10.11 Employment Agreement dated December 15, 1995 between the Registrant and Gerald Katz.

10.12 Employment Agreement dated November 6, 1995 between the
      Registrant and Richard A. Davis.

10.13 Mutual Release and Woolworth Settlement dated January
      31, 1997 between the Registrant and Woolworth.

10.14 Amendment to Mutual Release and Settlement Agreement dated June 24, 1997 between the Registrant and Woolworth.

10.15 $40,000,000 Loan and Security Agreement dated May 14,
      1998 between the Registrant and Foothill Capital Corporation.

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

                              By: /s/ Kenneth A. Davis
                                  --------------------------
                                   Kenneth A. Davis
                                  President, Chief Executive
                                  Officer and Chief Operating
                                  Officer

                              By: /s/ Richard A. Davis
                                  --------------------------
                                   Richard A. Davis
                                  Senior Vice President-Finance
                                  and Chief Financial Officer

                              Dated:  May 18, 1998

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                               Date

/s/ Manfred Brecker    Chairman of the Board of Directors  May 13, 1998
-------------------
Manfred Brecker

/s/ Kenneth A. Davis   President, Chief Executive          May 13, 1998
-------------------    Officer, Chief Operating
Kenneth A. Davis       Officer and a Director

/s/ Marcie B. Davis    Executive Vice President,           May 13, 1998
-------------------    Secretary, Treasurer and
Marcie B. Davis        a Director

/s/ Joseph Keller      Senior Vice President-              May 13, 1998
-------------------    Administration & Operations
Joseph Keller          and a Director

/s/ Melvin Katz          Director                          May 13, 1998
------------------
Melvin Katz

/s/Michael A. Feder      Director                          May 13, 1998
--------------------
Michael A. Feder

/s/Peter Gerard          Director                          May 13, 1998
--------------------
Peter Gerard

/s/ Raymond L. Steele    Director                          May 13, 1998
--------------------
Raymond L. Steele




     EXHIBIT 22.1

Subsidiaries of the Registrant

Name                               State of Incorporation
---------------------              ----------------------

Nichols Realty, Inc.               Pennsylvania

Rx Realty Corp.                    Delaware



<Page F-1>
                      Report of Independent Accountants



To the Board of Directors andShareholders of Pharmhouse Corp.In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmhouse Corp. and its subsidiaries at January 31, 1998 and February 1, 1997 and the results of their operations and their cash flows for each of the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

New York, New York
April 24, 1998, except as to Note 4 and Note 13, which is as of May 14, 1998




<Page F-2>

                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                       Fiscal Year Ended
                             January 31,  February 1,   February 3,
                                 1998       1997          1996
                              ---------------------------------------
Revenues:
  Net sales                   $ 194,658    $ 224,292     $ 203,130
  Video rental, service
    and other income              6,093        7,437         6,399
                              ---------------------------------------
                                200,751      231,729       209,529
                              ---------------------------------------
Costs and Expenses:
 Cost of merchandise sold       155,393      176,390       159,528
 Selling, general and
  administrative expense         47,548       56,344        49,582
 Provision for store closure       (185)         573          -
                               ---------------------------------------
                                202,756      233,307       209,110
                               ---------------------------------------

Operating income (loss)         (2,005)      (1,578)          419

Interest expense                (3,032)      (4,230)       (3,544)
Other income, net                1,346         -             -
                               ---------------------------------------
Loss before extraordinary gain  (3,691)      (5,808)       (3,125)
Extraordinary gain, net          -           7,142           618
                               ---------------------------------------
Net earnings (loss)            $(3,691)     $ 1,334       $(2,507)
                               =======================================

Basic earnings (loss) per share:
 Loss before extraordinary gain$ (1.48)     $ (2.56)      $ (1.41)
 Extraordinary gain, net            -          3.15          0.28
                               ---------------------------------------
Net earnings (loss)            $ (1.48)     $  0.59       $ (1.13)
                               =======================================
Average number of shares          2,491        2,267         2,217
                               =======================================

       See accompanying Notes to Consolidated Financial Statements.


<Page F-3>
                            PHARMHOUSE CORP. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share amounts)

                                           January 31,      February 1,
                                               1998            1997
                                             -------          -------
ASSETS
Current assets
Cash                                         $ 3,296         $ 2,915
Receivables, net of allowances
  of $1,075 and $987, respectively             4,518           7,307
Merchandise inventory                         37,332          49,796
Prepaid expenses and other                     1,292           1,861
                                             -------         -------
  Total current assets                        46,438          61,879
Property, fixtures and equipment, net          4,795           5,580
Video rental inventory, net                    1,972           2,531
Other assets                                     487             256
                                             -------         -------
  Total assets                               $53,692         $70,246
                                             =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt            $ 4,647         $ 7,640
Accounts payable                              20,713          24,155
Provision for store closure                      284           1,615
Accrued expenses and other liabilities         2,628           3,586
                                             -------         -------
  Total current liabilities                   28,272          36,966
Long-term debt, net of current portion        19,154          24,400
Other liabilities                              1,372             498
                                             -------         -------
  Total liabilities                           48,798          61,894
                                             -------         -------
COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
  and unissued 2,500,000 shares
Common stock, $.01 par; authorized
  25,000,000 shares; issued 2,594,841
  and 2,359,064 shares, respectively              26              23
Additional paid-in capital                    21,728          21,498
Accumulated deficit                          (16,859)        (13,168)
                                             -------         -------
                                               4,895           8,353
Treasury stock, at cost                            1               1
                                             -------         -------
Total shareholders' equity                     4,894           8,352
                                             -------         -------
Total liabilities and shareholders' equity   $53,692         $70,246
                                             =======         =======

See accompanying Notes to Consolidated Financial Statements


<Page F-4>

                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                           Fiscal Year Ended
                                                  January 31, February 1, February 3,
                                                   1998          1997          1996
                                                 -----------------------------------
Cash Flows provided by Operating Activities:
 Net income (loss)                               $ (3,691)   $  1,334   $ (2,507)
 Adjustments to reconcile net income (loss) to
 net cash flows from operating activities:
  Depreciation and amortization                     3,135       2,775      2,013
  Provision for store closure                        (185)        573       -
  Increase (decrease)in deferred liabilities        1,128         (27)       (86)
  Share grants to directors and restricted
   share awards                                        69         113         78
  Gain on early retirement of debt                   -           -          (618)
  Gain on forgiveness of debt, net                   -         (7,142)      -
  Changes in operating assets and liabilities
   exclusive of amounts arising from Acquisition:
   Decrease (increase) in:
    Accounts receivable, net                        2,788      (1,470)    (3,409)
    Merchandise inventory                          12,464       3,982      1,389
    Prepaid expenses and other                        419        (211)      (833)
    Other assets                                     (231)        949     (1,086)
   (Decrease) increase in:
     Accounts Payable                              (3,442)      2,006     14,549
     Accrued expenses and other liabilities        (1,212)       (905)     3,270
     Provision for store closure                   (1,146)       -          -
                                                   -----------------------------
Net Cash Flows provided by Operating Activities    10,096       1,977     12,760
                                                   -----------------------------
Cash Flows used by Investing Activities:
 Acquired business, net of store cash acquired       -           -       (39,538)
 Capital expenditures                                (373)       (993)    (1,868)
 Purchase of video rental inventory, net of
  disposals                                        (1,268)     (2,036)    (1,555)
                                                   -----------------------------
Net Cash Flows used by Investing Activities        (1,641)     (3,029)   (42,961)
                                                   -----------------------------
Cash Flows (used) provided by Financing Activities:
  Revolver borrowings, net                         (7,639)      1,552      8,568
  Pay-down of Subordinated Loan                      (600)       (550)      -
  Borrowings to finance acquisition                  -           -        34,460
  Retirement of debt                                 -           -        (7,481)
  Prepayment of Purchase Money Note                  -           -        (3,951)
  Proceeds from issuance of common stock and
   exercise of stock options and warrants             165         81         176
                                                   -----------------------------
Net Cash Flows (used) provided by Financing
 Activities                                        (8,074)     1,083      31,772
                                                   -----------------------------
Net increase in cash                                  381         31       1,571
Cash, beginning of year                             2,915      2,884       1,313
                                                   -----------------------------
Cash, end of year                                   3,296      2,915       2,884
                                                   =============================

Supplemental information:
 Income taxes paid                                   -          -           -
 Interest payments                                  3,038      3,381       3,329

See accompanying Notes to Consolidated Financial Statements.


<Page F-5>

                     PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands except share amounts)


                               Common stock issued Additional        Treasury Stock
                            Number of              paid-in      Number of           Accumulated
                            shares      Par value  capital      shares      Cost    deficit     Total
                        -----------------------------------------------------------------------------
Balance, January 28,1995     2,235,631  $  22     $ 20,978    (16,734)      $(1)   $(11,995)   $9,004
Fiscal 1996:
 Issuance of warrants                                  176                                        176
 Share grants to dire           12,500                  78                                         78
 Amortization of unearned
  compensation relating
  to share grants                                       73                                         73
 Cancellation of S.E. Nichols
  pre-filing shares             (2,416)
 Net loss for the year                                                                 (2,507)   (2,507)
                ----------------------------------------------------------------------------------------
Balance, February 3, 1996    2,245,715     22       21,305    (16,734)       (1)    (14,502)    6,824
Fiscal 1997:
 Exercise of warrants           85,867      1           80                                         81
 Share grants to director       10,000                  38                                         38
  Restricted share awards       17,500                  75                                         75
 Purchase of fractional shares     (18)                                                             -
 Net income for the year                                                              1,334    1,334
                 -------------------------------------------------------------------------------------
Balance, February 1, 1997    2,359,064     23       21,498    (16,734)       (1)    (13,168)    8,352
Fiscal 1998:
 Exercise of warrants          209,195      2          111                                        113
 Share grants to directors      10,000                  69                                         69
 Exercise of stock options      16,592      1           50                                         51
 Purchase of fractional shares     (10)                                                           -
 Net loss for the year                                                                 (3,691)   (3,691)
                             -------------------------------------------------------------------------
Balance, January 31, 1998    2,594,841   $ 26     $ 21,728    (16,734)      $(1)   $(16,859)   $4,894

======================================================================================================

<Page F-6>


                     PHARMHOUSE CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES
Description of Business and Background
Pharmhouse Corp. (the "Company" or "Pharmhouse") operates a chain of 32 discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 19 of which operate under the name Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth"), in late April 1995. Pursuant to the settlement terms of certain litigation between Pharmhouse and Woolworth, the Company has ceased operating and has returned to Woolworth five of the 24 Rx Stores purchased from Woolworth. The Company presently has an option to reassign to Woolworth the lease for one Rx Store which remains subject to the settlement agreement. In prior years, the Company has characterized its stores as "deep discount stores", but management has recently determined that the term "discount stores" more accurately describes its current store operations.

During the last three fiscal years, except for 24 stores acquired from Woolworth during fiscal 1996, the Company has not opened new stores. The Company closed six stores during fiscal 1998. Five of such six closed stores were returned to Woolworth in connection with the settlement agreement with Woolworth. One of the closed stores was a Pharmhouse store (such closing was unrelated to the settlement agreement). For further information concerning the settlement agreement with Woolworth, see "Final Disposition of the Woolworth Dispute" in
Note 2.

Fiscal Year
The fiscal year is the 52 or 53 week reporting period ending on the Saturday closest to January 31 of each year. References to fiscal 1998, 1997 and 1996 refer to the fiscal years ended
January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Fiscal 1996 comprised a 53 week reporting period whereas fiscal 1998 and 1997 each comprised 52 weeks.

Principles of Consolidation
These consolidated financial statements include the accounts of Pharmhouse Corp. and its two wholly-owned real estate subsidiaries, Nichols Realty, Inc. and Rx Realty Corp. (collectively the "Company"). All inter-company transactions and balances have been eliminated.

Reclassification
Certain   fiscal  1997  and  fiscal  1996  amounts  have   been
reclassified  to conform with the presentation used  in  fiscal
1998.

Use of Estimates
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. During the fourth quarter of fiscal 1998, the Company recorded an adjustment to inventory of $1.7 million, primarily related to the Rx Stores, to reflect inventory shrinkage in excess of amounts previously accrued. The shrinkage accrual rate used in fiscal 1998 was consistent with the Company's historical accrual experience. The Company has increased its shrinkage accrual rate beginning in fiscal 1999.

Receivables
Receivables are primarily generated by third party pharmacy revenues (i.e., Medicare, Medicaid and health insurance plans). Reference is made to Item 1 (a) (iii) of this Report for information concerning the sale by the Company of such third party receivable. Receivables also include vendor coupons and advertising and promotional allowances receivable and, at January 31, 1998, a receivable arising from the settlement of litigation (see Note 12).

Merchandise Inventory
Merchandise inventory is carried at the lower of cost or market, with cost determined on the first-in first-out retail inventory method.

Pre-opening Costs
Store pre-opening costs are expensed in the fiscal year in which the store is opened.

Property,  Fixtures and Equipment and Video  Rental  Inventory,
Net
Property,   fixtures   and  equipment,  including   significant
improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of property, fixtures and equipment is depreciated over estimated useful lives of 5 to 25 years using the straight-
line  method.   Leasehold improvements are amortized  over  the
shorter  of  the  estimated useful life of  the  asset  or  the
remaining  term  of  the  lease.   Video  rental  inventory  is
amortized over two years.

Provision for Store Closure
Provision is made for net costs and expenses associated with store closures when a decision is made to close the store.

Stock-Based Compensation
The Company accounts for stock-based compensation under the requirements of Accounting Principles Board Opinion No. 25 and, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Awards of Stock-Based Compensation to Employees", which was adopted by the Company during fiscal 1997, has provided the additional required disclosures in the Notes to the Consolidated Financial Statements (Note 6).

Income Taxes
Income taxes are provided based on the liability method of accounting pursuant to SFAS No.109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Where appropriate, valuation reserves are recorded.

Basic and Diluted Earnings (Loss) per Share
In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. It is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. All earnings (loss) per share amounts for all periods have been presented to conform to SFAS 128 requirements. Diluted earnings (loss) per share has not been presented because such amounts are anti-dilutive.

Leased Department Revenues
Leased  department revenues of $27,000, $229,000, and  $103,000 in fiscal 1998, 1997 and 1996, respectively, is included in other income.

Significant Supplier
Approximately 40%, 30% and 28% of the Company's total purchases in fiscal years 1998, 1997 and 1996, respectively, represented purchases from one unaffiliated supplier.

Recently Issued Accounting Standards
In February 1997, the FASB issued SFAS No. 129, "Disclosure about Capital Structure". This Statement, which established standards for disclosing information about an entity's capital structure, had no effect on the disclosures in the Company's fiscal 1998 financial statements as the Company's capital structure is not complex.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal 1998 consolidated financial statements. This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 had no effect on the Company's fiscal 1998 financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for the Company's fiscal 1998 consolidated financial statements. The Statement requires enterprises to report certain financial information on segments that would be determined based on the Company's internal reporting. As the Company has only one business segment, retail, SFAS No. 131 did not have an effect on disclosures in the notes to the fiscal 1998 financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". This Statement, which revises disclosures about pensions and other post-retirement benefit plans, is effective for financial statements with periods beginning after December 15, 1997. Restatement of disclosures for earlier periods is required upon adoption. The Company anticipates that the adoption of SFAS No. 132 will not have a significant effect on its 1999 financial statements.

NOTE  2 - ACQUISITION, LITIGATION AND FINAL DISPOSITION OF  THE
WOOLWORTH DISPUTE
Acquisition
On April 28, 1995, the Company acquired, and accounted for as a purchase, the assets and business of the 24 Rx Place discount drug stores (the "Acquisition") from Woolworth. The total cost of the Acquisition was $39.5 million, including $23.5 million in cash, $12.5 million in notes issued to Woolworth (the "Purchase Money Notes") and $2.9 million for the related costs of acquisition (includes cost of issuance of warrants to the Company's financial advisor, see Note 7). The Company also assumed Woolworth's obligations under the leases of the acquired stores. The Acquisition, consisting primarily of merchandise inventory and store property and equipment, was financed through a senior secured revolving credit facility (the "Senior Credit Facility") provided by a financial institution, a $3 million secured subordinated term loan (the "Subordinated Loan") provided by an unaffiliated trade supplier and the Purchase Money Notes.

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

Final Disposition of the Woolworth Dispute
On January 31, 1997, the Company and Woolworth entered into a Mutual Release and Settlement Agreement resolving all outstanding disputes and settling all legal proceedings arising out of the Acquisition. On June 24, 1997, the Company and Woolworth amended the Mutual Release and Settlement Agreement (such agreement and amendment are collectively referred to herein as the "Woolworth Settlement") to provide for a final disposition of the seven Rx Stores (the "Affected Stores") that were part of the dispute. The major aspects of the Woolworth Settlement include:

     Debt and Interest Forgiveness - Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in principal amounts totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so that such Note constitutes a non-interest bearing contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. Woolworth also released the Company from its $1.1 million accrued interest obligation on the Purchase Money Notes. In fiscal 1997, by reason of the foregoing, the Company recorded an extraordinary gain of $7.1 million consisting of $8.5 million in debt and interest forgiveness less certain costs and provisions (including a $1 million store closure provision related to two Affected Stores).

     Return of Stores and Reimbursement of Rental and Occupancy Costs - The Company received an option to terminate its occupancy and obligations under the leases governing the Affected Stores, subject to certain conditions. Woolworth further agreed to pay the rent and other fixed monthly charges and occupancy costs for the Affected Stores through stipulated dates. Pursuant to the Woolworth Settlement, the Company has closed five of the Affected Stores and reassigned to Woolworth the leases for these stores. (Prior to returning such five stores to Woolworth, the Company liquidated and/or transferred to its other stores the inventory and other assets located therein). Of the two remaining Affected Stores, the Company operated one such store with the assistance of the Woolworth subsidy until September 1997, at which time the Company negotiated a new lease with the landlord of the property and has continued to operate this store without any further subsidy or other obligation from Woolworth. With respect to the last remaining Affected Store, the Company has continued to operate such store for which Woolworth is providing a subsidy for the rent and occupancy costs. Pursuant to the Woolworth Settlement, either party has the option to terminate this arrangement under certain notice provisions until the lease governing such store expires in January 2001.

     Use of "The Rx Place" Name - Woolworth agreed to extend the Company's license to use the service mark "The Rx Place" for an additional three year period through April 28, 2001, subject to the Company's right to extend such license for one additional year upon proper notification, as defined in the agreement.

NOTE  3-PROPERTY,  FIXTURES  AND  EQUIPMENT  AND  VIDEO  RENTAL
INVENTORY, NET
A summary of property, fixtures and equipment and video rental inventory, net at January 31, 1998 and February 1, 1997 follows
(000's omitted):

                                   January 31,     February 1,
                                      1998            1997
                                   ----------      ----------
Property, fixtures and equipment   $ 11,874        $ 11,690
Less accumulated depreciation
   and amortization                   7,079           6,110
                                   ----------      ----------
                                   $  4,795        $  5,580
                                   ==========      ==========

                                   January 31,     February 1,
                                      1998            1997
                                   ----------      ----------
Video rental inventory             $  6,435        $  5,441
Less accumulated amortization         4,463           2,910
                                   ----------      ----------
                                   $  1,972        $  2,531
                                   ==========      ==========

Total depreciation and amortization expense of property, fixtures and equipment and video rental inventory was $2,985,000, $2,775,000 and $1,940,000 in fiscal 1998, 1997 and
1996, respectively. Included in these amounts is amortization expense of video rental inventory of $1,827,000, $1,629,000 and $997,000 in fiscal 1998, 1997 and 1996, respectively.

For information concerning the return of stores to Woolworth and other provisions of the Woolworth Settlement, see Note 2.

NOTE 4 - BORROWINGS
A summary of the Company's borrowings at January 31, 1998 and February 1, 1997 is set forth below (000's omitted):

                         January 31, 1998             February 1, 1997
                    ----------------------------  ---------------------------
                            Current  Non-current         Current  Non-current
                    Total   portion  portion      Total  portion  portion
                    ----------------------------  ---------------------------
Senior Credit
   Facility  (*)    $21,401 $2,247   $19,154      $29,040  $7,040 $22,000
Subordinated  Loan    1,400  1,400      -           2,000     600   1,400
Contingent Note       1,000  1,000      -           1,000    -      1,000
                    ------------------------      -----------------------
Total               $23,801 $4,647   $19,154      $32,040  $7,640 $24,400
                    ========================      =======================

(*) Effective May 14, 1998, this Senior Credit Facility was replaced and refinanced by the New Senior Credit Facility whose provisions are described below.

New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility") providing for aggregate credit to the Company of up to $35 million. The New Facility consists of: (i) a Term Loan up to $3 million and
(ii) revolving advances equal to the lesser of (a) 65% of eligible inventory (at cost) or (b) $35 million less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million as the outstanding principal amount of the term loan is reduced. The duration of both the revolving and term loans under the New Senior Credit Facility is five years. The total loans which may be advanced by Foothill to the Company is subject to an increase to an aggregate of $40 million upon the satisfaction of certain conditions. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and temporary cash collateral account aggregating $22.6 million owing by the Company to its prior senior secured lender ("Prior Lender"). The cash collateral of $1 million, less any potential draw-downs, will be returned by the Prior Lender to the Company within thirty days. In addition, the Company incurred other transaction fees of approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The New Facility is at a borrowing rate of prime plus 1.125%, subject to decrease if the Company reaches certain EBITDA levels during the term of the facility.


Senior Credit Facility
The borrowing availability with the Company's Prior Lender was based on the lesser of 60% of eligible inventory at cost or $45 million. The weighted average interest rate under the Senior Credit Facility during fiscal 1998, including the effect of facility fees, was 11.2%. During fiscal 1998, the highest borrowing level under the Senior Credit Facility was $30 million, which borrowing occurred in February 1997, and the lowest borrowing level was $18.8 million, which borrowing occurred in January 1998. During the fourth quarter of fiscal 1998, the Company's net worth fell below the minimum level established under the Senior Credit Facility. The Company was advised by its Prior Lender that it would amend such minimum net worth requirement as of January 31, 1998 and subsequent periods. By that time, however, the Company had elected to enter into the New Senior Credit Facility with Foothill on May 14, 1998 and thereby repaid all outstanding indebtedness to the Prior Lender because, among other considerations, the New Facility provides the Company with greater borrowing availability.

During the first quarter of fiscal 1999, the Company's Prior Lender extended an over-advance to the Company in the amount of $1.4 million, the outstanding balance of which was fully repaid out of the proceeds of the New Senior Credit Facility on May 15, 1998.

Subordinated Loan
The Subordinated Loan payable to an unaffiliated trade supplier is being repaid in monthly installments of $50,000 with a $1.25 million balloon payment due on April 28, 1998. Pursuant to an agreement dated April 24, 1998 between the Company and the subordinated lender, the terms for the balloon payment have been amended as follows: the Company will make three consecutive monthly installments of $50,000 commencing on May 1, 1998 and a final installment of $1.1 million on August 1, 1998. The parties are currently negotiating to have the amended August 1, 1998 due date for the balloon payment extended further; however, there can be no assurance that the Company will be successful in that regard. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets. The loan has a borrowing rate of prime plus 3%.

Contingent Note
In connection with the Woolworth Settlement, Woolworth surrendered for cancellation two of the three then outstanding Purchase Money Notes in the aggregate amount of $5.5 million and modified the third Note (in the original principal amount of $2.9 million and originally due in April 1998) so that such Note constitutes a contingent non-interest bearing obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions.
For further information concerning the Woolworth Settlement, see discussion under "Acquisition, Litigation and Final Disposition of the Woolworth Dispute" in Note 2.

NOTE 5 - INCOME TAXES
The Company is not subject to federal income taxes in fiscal 1998 as the Company did not generate taxable earnings. The Company has significant net operating loss carryforwards which are available to offset future taxable income. State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.), are not material and such amounts are included in SG&A expense.

The Company has available two classes of net operating loss ("NOL") which may be used to offset future taxable income. NOL Class #1 is the NOL generated pre-petition (e.g., prior to the 1990 Chapter 11 filing of the Company). The Company's use of NOL Class #1 is limited by formula, pursuant to the federal income tax code, to $255,000 per annum, plus the unused carry-forward balance (which, at January 31, 1998, was $442,000). The total available NOL Class #1 at January 31, 1998 amounts to approximately $2.7 million which expires in 2006.

NOL  Class #2 is the NOL generated subsequent to the filing and
is  not  subject  to  annual  limitation.   The  NOL  Class  #2
available  at  January 31, 1998 amounts to approximately  $12.7 million.

Deferred income tax temporary differences are determined in accordance with SFAS No. 109. The temporary differences giving rise to deferred taxes primarily relate to property and equipment, employee stock options and allowances for doubtful accounts. At January 31, 1998 and February 1, 1997, the Company has established a valuation allowance of 100% since it does not appear more likely than not that a tax asset will be realized.

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

Participation in the Non-Qualified Plan was voluntary but an election to participate was irrevocable. Seven employees of the Company elected to participate (two such employees are no longer employed by the Company), each of whom specified the dollar amount by which his or her respective annual salary was reduced during each of the Company's three fiscal years commencing February 2, 1992. In return for such salary reductions, each employee participating in the Non-Qualified Plan received discounted stock options entitling each to purchase Common Shares at 25% of the fair market value of such common shares on the date of grant of the options. On June 30, 1992, 253,525 of the options available for grant under the Non-Qualified Plan were granted at an exercise price of $.544 per Common Share (equal to 25% of the fair market value on the date of grant), of which 34,942 were subsequently forfeited.

During fiscal 1997, 45,000 restricted Common Shares were granted to an executive at a nominal purchase price. As a result of the termination of this executive's employment,
15,000 of such shares were issued to him and 30,000 were forfeited pursuant to vesting provisions governing their issuance. As of January 31, 1998, 64,942 of the options granted under the Non-Qualified Plan were forfeited, 15,000 were exercised and 218,583 remain exercisable.

1991 Incentive Stock Option Plan
Under the 1991 Incentive Stock Option Plan (the "Incentive Plan"), a total of 298,850 Common Shares were reserved for issuance to employees of the Company. Each of the options granted under the Incentive Plan is an incentive stock option, as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended, the exercise price of which is the fair market value of the Common Shares on the date the options were granted. Of the options available for grant under the Incentive Plan, 286,902 were granted in December 1991 at an exercise price of $1.914 per Common Share, of which 92,149 of such options were subsequently canceled. During fiscal 1997, 70,415 options under the Incentive Plan were granted at exercise prices per Common Share ranging from $3.19 to $3.75, such amounts being equal to or above the fair market values on the dates of the respective grants. As of January 31, 1998, 113,804 of the options granted under the Incentive Plan lapsed owing to the termination of optionees' employment, 19,879 were exercised and 223,634 remain exercisable.


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

As of January 31, 1998, 472,585 options had been issued under the 1995 Option Plan, at exercise prices of $3.1875 to $3.5063 (such amounts being equal to the fair market values on the date of grant), 21,000 lapsed owing to the termination of optionees' employment resulting in 451,585 options outstanding.

The combined activity in the Stock Option Plans for the three fiscal years ended January 31, 1998 was as follows:

                                        Number of
                                        shares   Exercise  price per share
                                        --------   ------------------------
Outstanding at January 28, 1995         422,549   $0.544 - $1.914
Fiscal 1996 Activity:
  Granted                                  -
  Exercised                                -
  Canceled                               (5,776)  $0.544 - $1.914
                                       ---------
Outstanding at February 3, 1996         416,773
Fiscal 1997 Activity:
  Granted                               588,000   $3.188 - $5.875
  Exercised                                -
  Canceled                              (16,724)  $0.544 - $1.914
                                        --------
Outstanding at February 1, 1997         988,049
Fiscal 1998 Activity:
  Granted                                  -
  Exercised                              31,592)  $1.914 - $3.750
  Canceled                              (62,655)  $1.914 - $3.750
                                        --------
Available for grant at January 31, 1998 893,802
                                        ========

1992 Equity Compensation Plan for Non-Employee Directors
Under  the  1992  Equity  Compensation  Plan  for  Non-Employee
Directors, as amended in fiscal 1996, (the "Independent Directors Plan"), a total of 50,000 Common Shares were reserved for issuance to members of the Board of Directors of the
Company who do not serve as officers or employees of the Company or any of its subsidiaries (the "Independent Directors"). The Independent Directors Plan provides that each Independent Director elected by shareholders, commencing with the shareholders meeting held June 30, 1992 through the 1998 shareholders' meeting, shall be entitled to an award of 2,000 Common Shares (2,500 effective in fiscal 1996) upon his or her election or re-election. The fair market value of such shares is expensed upon issuance and added to Additional Paid-in Capital.

The  Board of Directors further amended the Directors  Plan  to increase the number of shares reserved under such plan to 80,000 and to provide that each Independent Director, at his or her election, may receive, in lieu of cash fees of $500 per Board Meeting, and in lieu of cash fees of $250 per Committee Meeting, Common Shares of the Company for each Board Meeting and Committee Meeting attended by such Independent Director during each year of his or her incumbency as a Director. The number of such Common Shares per Board Meeting and per Committee Meeting attended shall be determined by dividing the sum of $500 ($250 for Committee Meetings) by the closing price of the Common Shares on the NASDAQ SmallCap Market on the
trading day immediately preceding each such Meeting. This amendment, which is subject to shareholder ratification, became effective as of the date of the Board of Directors Meeting held on January 22, 1998. All of the Independent Directors of the Company elected to accept Common Shares in lieu of cash fees for attendance at that Board Meeting and for all subsequent Board Meetings and Committee Meetings to be held during their current terms as Directors. Pursuant to such amendment, the termination date of the Directors Plan was extended to the date immediately preceding the date of the Shareholders' meeting of the Company in the year 2001 in which directors are elected.

During fiscal 1997, the Company issued 2,500 Common Shares to a former director for past services rendered to the Company.

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

For these pro forma disclosures, the estimated fair value of options and other stock-based awards is amortized to expense over the award's vesting period. The Company's fiscal 1998 and fiscal 1997 reported and pro forma information is as follows:

                                   Fiscal 1998    Fiscal 1997
                                   -----------    -----------
Net income (loss), as reported     $(3,691,000)   $1,334,000
Pro forma net income (loss)        $(4,027,000)   $1,007,000
Net  income (loss) per share,
  as reported                      $     (1.48)   $     0.59
Pro forma net income(loss)
  per share                        $     (1.61)   $     0.44

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

In December 1991, the Company issued warrants to its previous secured lender to purchase 209,195 of its Common Shares at varying exercise prices ranging from $.19 to $1.91. In June 1997, the Company filed a Registration Statement under the Securities Act of 1933 relating to the offer and sale of such securities by that lender. As of August 2, 1997, all of such warrants had been exercised. The exercise of the warrants resulted in an increase to paid-in capital of $111,127, net of related expenses.

NOTE 8 - EMPLOYEE BENEFIT PLAN
The Company has a defined contribution 401(k) savings plan which allows employees to contribute a percentage of compensation not to exceed amounts permitted under the Internal Revenue Code. The Company matches 100% of the first $1 of employee contribution each week plus 25% of any additional compensation contributed, up to a maximum of 3% of annual compensation. The Company's contribution into the 401(k) savings plan amounted to $111,000, $105,000 and $81,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS
One  of the Company's directors is a member of a law firm which
provided   legal  services  to  the  Company   for   fees   and
disbursements aggregating $79,000, $71,000 and $328,000 in fiscal 1998, 1997 and 1996, respectively.


NOTE 10 - PROVISION FOR STORE CLOSURE
During fiscal 1997, the Company recorded a $1.6 million provision for estimated costs related to the closing of three stores, including two Rx stores which were returned to Woolworth in connection with the Woolworth Settlement. During fiscal 1998, the Company closed three additional Rx stores in connection with the Woolworth Settlement. No additional provision for store closure was provided for these stores as the unused provision remaining from fiscal 1997 is estimated to be sufficient to cover the anticipated closure costs for these three Rx stores. The provision for store closure primarily includes costs for inventory mark-downs, employee severance and miscellaneous wind-down expenses.

The following table summarizes activity during the last three fiscal years with respect to the provision for store closure
(000's):

                                       1998     1997      1996
                                      ------   -------   ------
Balance, beginning of year            $1,615   $  -      $  -
Activity:
 Provision                              -        1,615      -
 Amounts charged against accrual      (1,146)     -         -
   Reversal  of  prior  year
   over-accrual                         (185)     -         -
                                      ------   -------   ------
Balance, end of year                  $  284   $ 1,615   $  -
                                      ======   =======   ======

For further information concerning the return of stores to Woolworth and other provisions of the Woolworth Settlement, see
Note 2.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company's operating leases are principally for retail store locations, a distribution facility and the executive offices. At January 31, 1998, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, without regard to potential sublease revenue, is set forth below (000's):

               Fiscal Year         Amount
               -----------       ---------
                   1999         $   6,657
                   2000             6,433
                   2001             6,304
                   2002             6,598
                   2003             6,251
               Thereafter          51,553

Rent expense, excluding certain real estate tax and maintenance costs, for all operating leases is comprised of the following
(000's):

                         Fiscal    Fiscal     Fiscal
                           1998      1997       1996
                         ------    ------    ------
Minimum rentals          $7,198    $8,466    $6,781
Contingent rentals           34        93       117
Sublease revenue           (788)     (904)     (927)
                         -------   -------   -------
                         $6,444      $7,655  $ 5,971
                         =======   =======   =======

Legal Matters
For information concerning the terms of a recent settlement of litigation between the Company and one of its landlords for a leased store, see Note 12.

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

Letters of Credit
The  Company had letters of credit outstanding of approximately
$1 million at January 31, 1998.

NOTE 12 - OTHER INCOME, NET
On January 31, 1998, the Company and a landlord for one of the Company's Pharmhouse stores reached an out-of-court settlement of certain litigation related to a lease for such store. Under the terms of the settlement agreement with the landlord, as amended on May 1, 1998, the Company will receive the sum of $1,675,000 ($200,000 of which was paid by the landlord on May 1, 1998 and $1,475,000 of which is payable on May 31, 1998) plus accrued interest on the outstanding balance since January 31, 1998, in exchange for waiving its exclusive right to use its space to operate a discount drugstore or discount pharmacy, thereby permitting the landlord to lease out space in the shopping center to any other tenant who operates a drugstore or pharmacy, discount or otherwise. The terms of the agreement also provide for the following: effective on May 1, 1998, the Company's present fixed monthly rent obligation for this store will convert to a percentage rent calculation; and effective on September 30, 1998, the Company has the right to terminate the lease upon 90 days prior notice to the landlord and the landlord has the right to recapture the premises for this store upon 120 days prior notice to the Company.

In connection with this transaction, the Company has recorded in its fiscal 1998 fourth quarter other income, net of related legal expenses, of $1,346,000.

NOTE 13 - SUBSEQUENT EVENT
On May 14, 1998, the Company and Foothill entered into the New Senior Credit Facility providing for aggregate credit to the Company of up to $35 million. The New Facility consists of
(i) a Term Loan up to $3 million and (ii) revolving advances equal to the lesser of (a) 65% of eligible inventory (at cost) or (b) $35 million less the outstanding principal amount of the term loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million as the outstanding principal amount of the term loan is reduced. The duration of both the revolving and term loans under the New Senior Credit Facility is five years. The total loans which may be advanced by Foothill to the Company is subject to an increase to an aggregate of $40 million upon the satisfaction of certain conditions. The initial funds advanced under the New Facility were used to repay outstanding borrowings, charges, transaction fees and temporary cash collateral account aggregating $22.6 million owing by the Company to its Prior Lender. The cash collateral of $1 million, less any potential draw-downs, will be returned to the Company within thirty days. In addition, the Company incurred other transaction fees of approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Registrant's assets and, among other conditions, restricts the payment of dividends and requires that the Registrant maintain specified minimum tangible net worth and EBITDA levels. The New Facility is at a borrowing rate of prime plus 1.125%, subject to decrease if the Company reaches certain EBITDA levels during the term of the facility.


<Page F-20>

               Report of Independent Accountants on
                   Financial Statement Schedule








To the Board of Directors and
Shareholders of Pharmhouse Corp.

Our audits of the consolidated financial statements referred to in our report dated April 24, 1998 and May 14, 1998 appearing on page F-1 of the 1998 Annual Report on Form 10-K of Pharmhouse Corp. for the year ended January 31, 1998 also included an audit of the Financial Statement Schedule listed in
Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

New York, New York
May 14, 1998

<Page F-21>


                PHARMHOUSE CORP. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)


                             Additions                  Deductions

                   Balance at   Charged to                            Balance
                   beginning    costs and      Bad debt    Bad debt   at end of
                   of period    expenses       write offs  recoveries period

Reserves deducted in
 balance sheet

January 31, 1998:
Allowance for
 doubtful accounts $    987      $    281      $   (193)     $     -     $1,075

February 1, 1997:
Allowance for
 doubtful accounts $    918      $    219      $   (150)     $     -     $ 987

February 3, 1996:
Allowance for
 doubtful accounts $    618      $    383      $    (37)     $    (46)   $ 918