Form 10-Q
period 1998-05-02
PHARMHOUSE CORP
filed 1998-06-16
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended May 2, 1998
                   Commission File #1-7090

                   PHARMHOUSE         CORP.
------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

              New   York                         13-2634868
--------------------------------------       -------------------------------
(State of other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

     860 Broadway, New York, New York                     10003
--------------------------------------       -------------------------------
(Address  of principal executive offices)               (Zip Code)

Registrants  telephone number, including area  code   (212) 477-9400
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES  X                   NO
                  -----                   -----

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               YES  X                   NO
                  -----                   -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


            Outstanding as of

               Class                                 May 31, 1998
              -------                              --------------
              Common Shares,
              $.01 par value                          2,594,837


<Page 1>

                        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

           Consolidated Balance Sheets at May 2, 1998
            and January 31, 1997.                             2

           Consolidated Statements of Operations
            for the three months ended May 2, 1998 and
              May 3, 1997.                                    3

           Consolidated Statements of Cash Flows
            for the three months ended May 2, 1998 and
              May 3, 1997.                                    4

           Notes to Consolidated Financial Statements.        5 - 7

     Item 2.  Management's Discussions and Analysis
                 of Operations                                8 - 12


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

* Not applicable in this filing



<Page 2>


                PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts)
                            Unaudited

                                               May 2, 1998  January 31, 1998
                                              ------------  ----------------
ASSETS
Current Assets
Cash                                          $ 3,072             $3,296
Accounts receivable, net of allowances
 of $1,118 and $1,045, respectively             4,891              4,518
Merchandise inventory                          39,127             37,332
Prepaid expenses and other                      1,913              1,292
                                              --------           --------
         Total current assets                  49,003             46,438

Property, fixtures and equipment, net           4,754              4,795
Video rental inventory, net                     2,091              1,972
Other assets                                      405                487
                                              --------           --------
       Total assets                           $56,253            $53,692
                                              ========           ========

LIABILITIES AND SHAREHOLDRES' EQUITY
Current liabilities
Current portion of long-term debt             $ 3,200            $ 4,647
Accounts payable                               25,045             20,713
Provision for store closure                      -                   284
Accrued expenses and other
 current liabilities                            2,333              2,628
                                              --------           --------
         Total current liabilities             30,578             28,272

Long-term debt, net of current portion         20,433             19,154
Other liabilities                               1,294              1,372
                                              --------           --------
       Total liabilities                       52,305             48,798
                                              --------           --------

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
 and unissued 2,500,000 shares
Common stock, $.01 par; authorized
 25,000,000 shares; issued 2,594,837
 and 2,594,841 shares, respectively                26                 26
Additional paid-in capital                     21,728             21,728
Accumulated deficit                           (17,805)           (16,859)
                                              --------           --------
                                                3,949              4,895
Treasury stock, at cost                             1                  1
                                              --------           --------
  Total shareholders' equity                    3,948              4,894
                                              --------           --------
  Total liabilities and shareholders' equity  $56,253            $53,692
                                              ========           ========

See accompanying Notes to Consolidated Financial Statements


<Page 3>

                PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                            Unaudited

                                           Three Months Ended
                                       May 2,           May 3,
                                       1998             1997
                                   -------------     -------------

Revenues:
 Net sales                               $ 44,275          $ 49,829
 Video rental, service
    and other income                        1,243             1,581
                                       ----------        ----------
                                           45,518            51,410
                                       ----------        ----------

Costs and Expenses:
 Cost of merchandise and services sold     34,711            39,023
 Selling, general and
    administrative expense                 11,135            11,759
                                       ----------        ----------
                                           45,846            50,782
                                       ----------        ----------

Operating income (loss)                      (328)              628

Interest expense                              618               814
                                       ----------        ----------

Net loss                                  $  (946)          $  (186)
                                       ==========        ==========


Basic earnings (loss) per share:
Net loss per Common Share                 $ (0.37)          $ (0.08)
                                       ==========        ==========

Average shares outstanding                  2,578             2,350
                                       ==========        ==========

See accompanying Notes to Consolidated Financial Statements.


<Page 4>
                       PHARMHOUSE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                            Unaudited

                                                        Three MonthsEnded
                                                       May 2,        May 3,
                                                        1998          1997
                                                       ------        ------
Cash Flows provided by Operating Activities:
  Net loss                                              (946)         (186)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                        660           771
    Decrease in deferred rent                            (12)         (122)
  Changes in operating assets and liabilities;
   (Increase)decrease in:
     Accounts receivable, net                           (373)        1,983
     Merchandise inventory                            (1,795)          645
     Prepaid expenses and other current assets          (659)          (47)
     Other assets                                         82          (538)
   Increase (decrease) in:
     Accounts payable                                  4,332          (292)
     Accrued expenses and other liabilities             (568)          161
     Provision for store closure                        (284)         (115)
                                                      -------       -------
 Net cash flows provided by Operating Activities         437         2,260
                                                      -------       -------

Cash Flows used by Investing Activities:
  Purchase of property and equipment, net               (189)          (92)
  Purchase of video rental inventory, net               (304)         (483)
                                                      -------       -------
Net Cash Flows used by Investing Activities             (493)         (575)
                                                      -------       -------

Cash Flows provided (used) by Financing Activities:
  Revolver borrowings, net                                32          (832)
  Pay-down of Subordinated Loan                         (200)         (200)
  Proceeds from exercise of stock options                 -             48
                                                      -------       -------
Net Cash Flows provided (used) by Financing Activities  (168)         (984)
                                                      -------       -------

Net (decrease) increase in cash                         (224)
701
Cash, beginning of period                              3,296         2,915
                                                      -------       -------
Cash, end of period                                   $3,072        $3,616
                                                      =======       =======

Supplemental information:
 Interest payments                                    $  682        $833
 Income taxes paid                                    $   14        $ 43


See accompanying Notes to Consolidated Financial Statements.

<Page 5>
               PHARMHOUSE CORP. AND SUSUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Three Months Ended May 2, 1998

NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in
accordance  with  generally accepted accounting principles.   The
accounting policies followed for interim financial reporting  are
the  same  as  those  disclosed  in  Note  1  of  the  Notes   to
Consolidated Financial Statements included in the Company's audited Consolidated Financial Statements for the fiscal year ended January 31, 1998 ("fiscal 1998") which are included in the Company's Annual Report (the "1998 Form 10-K") heretofore filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial information for the interim periods reported have been
made.   Results of operations for the 13 weeks ended May 2,  1998
are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999 ("fiscal 1999").
These  Consolidated  Financial  Statements  should  be  read   in
conjunction with the Company's fiscal 1998 audited Consolidated Financial Statements and Notes thereto.

Certain amounts in the fiscal 1998 first quarter financial statements have been reclassified to be consistent with the fiscal 1999 first quarter presentation.

NOTE 2 - FINAL DISPOSITION OF THE WOOLWORTH DISPUTE
On January 31, 1997, the Company and F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") entered into a Mutual Release and Settlement Agreement, subsequently amended on June 24, 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes and settling all legal proceedings arising out of the Company's purchase of 24 Rx Place discount drug stores (the "Acquisition") from Woolworth in April 1995. The major aspects of the Woolworth Settlement included debt and interest cancellation of $8.5 million ($1 million of which was converted into a non-interest bearing Contingent Note to be canceled by Woolworth on July 30, 1998, subject to certain conditions) and provided the Company with the ability to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. The significant remaining aspects of the Woolworth Settlement are as follows:

     Cancellation of Contingent Note - On July 30, 1998, subject to certain conditions, the $1 million non-interest-bearing Contingent Note is scheduled to be canceled by Woolworth. As of the date of this Report, management is not aware of any conditions which will prevent such note cancellation from occurring. Upon the scheduled cancellation of the
     Contingent Note, the Company will report a $1 million extraordinary gain in its second quarter of fiscal 1999. The Contingent Note is included in the current portion of long-term debt as of May 2, 1998.

     Return of Stores and Reimbursement of Rental/Occupancy Costs-The Company is currently operating one of the Affected Stores with the assistance of a rental and occupancy subsidy from Woolworth subject to short term cancellation. The Company previously closed five of the Affected Stores and reassigned to Woolworth the leases for such stores. With respect to the lease for one other Affected Store, which expired during fiscal 1997, the Company negotiated a new lease with the landlord of the property for this store and has continued to operate such store without any further subsidy or other obligation from Woolworth.

<Page 6>

For  further  information  concerning the  Woolworth  Settlement, reference  is  made  to  Item  1 and  Note  2  of  Notes  to  the
Consolidated Financial Statements included in the Company's  1998
Form 10-K.

NOTE 3 - ACCOUNTS RECEIVABLE, NET
Accounts receivable, net includes $1.5 million representing the outstanding balance due from a landlord for one of the Company's stores in connection with a litigation settlement agreement between the Company and such landlord dated January 31, 1998 (as amended on May 1, 1998). The balance, plus accrued interest, was paid by the landlord on June 1, 1998.

NOTE 4 - BORROWINGS
A  summary of the Company's borrowings at May 2, 1998 and January
31, 1998 is as follows (000's omitted):

                              May 2, 1998                 January 31, 1998
                       -------------------------    -----------------------
                              Current  Noncurrent         Current  Noncurrent
                        Total portion  portion      Total portion  portion
                       -------------------------   ------------------------
New Senior Credit      $  -    $  -     $  -       $  -    $  -     $  -
  Facility (i)
Prior Senior Credit
  Facility  (ii)        21,433  1,000    20,433     21,401  2,247    19,154
Subordinated Loan (iii)  1,200  1,200      -         1,400  1,400      -
Contingent  Note  (iv)   1,000  1,000      -         1,000  1,000      -
                       -------------------------   ------------------------
                       $23,633 $3,200   $20,433    $23,801 $4,647   $19,154
                       =========================   ========================

(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New
Senior   Credit  Facility"  or  "New  Facility")  providing   for
aggregate  credit to the Company of up to $40 million.   The  New
Facility consists of the following items: (i) a Term Loan up to $3 million; and (ii) revolving advances equal to the lesser of:
(a) 65% of eligible inventory (at cost); or (b) $35 million (which may be increased to $40 million upon certain conditions) less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revol-ving advances could increase up to an aggregate of $35 million
($40   million  upon  certain  conditions)  as  the   outstanding
principal amount of the Term Loan is reduced. The duration of both the revolving and term loans under the New Senior Credit Facility is five years. The initial funds advanced to the Company under the New Facility were used to pay outstanding borrowings, charges, fees and a temporary cash collateral account aggregating $22.6 million owing by the Company to its prior senior secured lender ("Prior Lender"). The $1 million cash collateral has been returned to the Company by the Prior Lender. In addition, the Company incurred other transaction fees of approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA levels. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

<Page 7>

(ii) Prior Senior Credit Facility
The borrowing availability with the Company's Prior Lender under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility, including the repayment of an over-advance extended by the Prior Lender to the Company during the first quarter of fiscal 1999.

(iii) Subordinated Loan
The Subordinated Loan, payable to an unaffiliated trade supplier, is being repaid in monthly installments of $50,000 and a balloon payment of $1.1 million due on August 1, 1998. During the past several months, the Company and the subordinated lender have negotiated an extension of the payment terms for the balloon payment and for the subordinated lender to provide additional financing to the Company. The parties currently have reached the following agreement in principle with regard to these matters:
(i) the Company is to receive an additional $1 million subordinated loan from the subordinated lender; and (ii) such additional $1 million plus the balloon payment of $1.1 million due on August 1, 1998, totaling $2.1 million in the aggregate, is to be paid by the Company to the subordinated lender at the rate of $35,000 per month for a period of 60 months. Management anticipates that the documentation of these agreements between the parties will be finalized on or before June 30, 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iv) Contingent Note
The Contingent Note represents a $1 million non-interest bearing obligation to Woolworth which arose in connection with the Woolworth Settlement and which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. As of the date of this Report, management is unaware of any
conditions   that  will  prevent  such  note  cancellation   from
occurring.   Upon  the scheduled cancellation  of  such  note  by
Woolworth, the Company will report a $1 million extraordinary gain in its fiscal 1999 second quarter. For further information concerning the Woolworth Settlement, see "Final Disposition of the Woolworth Dispute" in Note 2.

Note 5 - SUBSEQUENT EVENTS
On  May  14,  1998, the Company and Foothill entered into  a  $40 million New Senior Credit Facility which replaced the Prior Senior Credit Facility with the Company's Prior Lender. The New Senior Credit Facility has a five year term and provides the Company with additional borrowing availability. For further information concerning the terms and provisions of the New Senior Credit Facility, see Note 4 - Borrowings ((i) New Senior Credit Facility).

During the past several months, the Company and the subordinated lender have negotiated an extension of the maturity date of the $1.1 million balloon payment due on August 1, 1998 and to provide additional financing to the Company. The Company and the subordinated lender currently have reached an agreement in principle to extend the payment terms for the balloon payment and for the subordinated lender to provide $1 million of additional financing to the Company. For further information concerning these matters, see Note 4 - Borrowings ((iii) Subordinated Loan).

<Page 8>

ITEM  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition

General
The Company currently operates a chain of 32 discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 19 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") in April 1995. In January 1997, the Company and Woolworth entered into a settlement agreement, amended in June 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes arising out of the Company's purchase of 24 Rx Stores from Woolworth. Pursuant to the Woolworth Settlement, the Company subsequently returned five Rx Stores to Woolworth and, as of the date of this Report, one Rx Store remains subject to the Woolworth Settlement pursuant to which either party may terminate the lease for such store under certain notice provisions.

In prior years, the Company has characterized its stores as "deep discount stores", but management has recently determined that the term "discount stores" more accurately describes its current store operations. The Company's stores emphasize a pricing policy of everyday discount prices on all merchandise, which includes health and beauty care products, cosmetics, prescription drugs, stationery, housewares, pet supplies, greeting cards, food, snacks, beverages and other merchandise, including seasonal products. The Pharmhouse Stores average approximately 35,000 sq. ft. in size and the Rx Stores average approximately 25,000 sq. ft. in size.

Results of Operations
The following table sets forth, as a percentage of revenues, certain items appearing in the Company's Consolidated Statements of Operations for the first quarters of fiscal 1999 and fiscal
1998, respectively:

                                     First Quarter
                                     -------------
                                    Fiscal        Fiscal
                                    1999          1998
                                    ------        ------
     Revenues                       100.0%        100.0%
     Cost of merchandise and
       services sold                 76.3          75.9
                                    ------        ------
     Gross profit                    23.7          24.1
     Selling, general and
      administrative expense         24.4          22.9
                                    ------        ------

     Operating income (loss)         (0.7)          1.2
     Interest expense                 1.4           1.6
                                    ------        ------

     Net loss                        (2.1)%        (0.4)%
                                    ======        ======


FIRST QUARTER OF FISCAL 1999 VS. FIRST QUARTER OF FISCAL 1998 Overall Quarterly Results
The Company reported a net loss of $946,000, or $.37 per share, in the fiscal 1999 first quarter compared with a net loss of $186,000, or $.08 per share, in the fiscal 1998 first quarter, an increase in net loss of $760,000. Results for the fiscal 1999 first quarter reflect the following items: an increase in the Company's monthly shrink accrual rate which became effective during March 1998 (the estimated impact on the current quarter's results is a reduction in gross profit of approximately

<Page 9>

$250,000); the loss of profit from the closure of three Rx Stores which were subject to a 100% rental and occupancy reimbursement under the Woolworth Settlement provisions; and a reduction or termination in the rental and occupancy reimbursement provided under the Woolworth Settlement provisions for two Rx Stores which remain in operation. In addition, fiscal 1999 first quarter results were negatively affected by a 7% decrease in same-store revenue which was partially offset by price increases instituted in April 1998. Certain store level cost savings and reduced interest expense also favorably affected fiscal 1999 first quarter results.

Significant Line Items
Revenues
Fiscal 1998 first quarter revenues decreased $5.9 million, or 11.5%, to $45.5 million compared with revenues of $51.4 million in the first quarter of fiscal 1998. The decrease in revenues resulted from operating a reduced number of stores (32 stores were in operation at the end of fiscal 1999 first quarter compared with 35 stores at the end of the fiscal 1998 first quarter) and from a 7% same-store revenue decline compared with the prior year's first quarter. The decline in same-store revenues is attributed to increased competition in certain markets and inadequate inventory levels in certain merchandise categories. By virtue of the recent refinancing of the Company's senior debt facility with Foothill, described elsewhere herein, the Company's management believes that it will be able to improve the flow of merchandise to the Company's stores, thereby favorably affecting store revenue performance. In addition, the Company began phasing-in price increases during April 1998 which management believes will have a favorable affect on revenue performance.

Gross Profit
Fiscal 1999 first quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $10.8 million compared to $12.4 million in the prior year's first quarter, a decrease of $1.6 million, resulting from the operation of a reduced number of stores in the current quarter and a .4% decline in the gross profit percentage to 23.7% in the current quarter from 24.1% in the prior year's first fiscal quarter. The gross profit percentage during the fiscal 1999 first quarter was negatively affected by the Company's shrink accrual rate (which was increased from 2% to 3% of sales during the quarter), partially offset by the effect of price increases instituted in April 1998. Since the price increases are being phased-in over a period of months, management believes such price increases may not be sufficient to fully offset the increased monthly shrink accrual rate until at least the fiscal 1999 third quarter.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense decreased $.7 million to $11.1 million in the fiscal 1999 first quarter from $11.8 million in the prior year's first quarter resulting from operating a reduced number of stores and from cost reductions which were phased-in during fiscal 1998. As a percentage of revenues, SG&A expense increased 1.5% during the fiscal 1999 first quarter to 24.4% from 22.9% during the prior year's first quarter and is attributed to lower revenues from which to absorb certain SG&A expenses and to reduced rental and occupancy reimbursements received from Woolworth for certain Rx Stores which were subject to the provisions of the Woolworth Settlement. During the prior year's first fiscal quarter, the Company operated five of such Rx Stores subject to the Woolworth Settlement for which a 100% rental and occupancy reimbursement was received from Woolworth whereas, during the fiscal 1999 first quarter, the Company received only a partial reimbursement for one such Rx Store which currently remains subject to that settlement. (The rental and occupancy reimbursements for six Rx Stores subject to the Woolworth Settlement were previously terminated, five of which stores were returned to Woolworth during the past twelve months).

<Page 10>

Operating Income
The Company reported a $.3 million operating loss during the fiscal 1999 first quarter compared with operating income of $.6 million during the fiscal 1998 first quarter, a decrease of $.9 million. Results for the fiscal 1999 first quarter were adversely affected by a 7% decrease in same-store revenues, a .4% decrease in the gross profit percentage (which includes the effect of a 1%

<Page 12>

increase in the shrink accrual compared with the shrink accrual rate used in the fiscal 1998 first quarter, partially offset by price increases instituted in April 1998) and reduced rental and occupancy reimbursements provided under the Woolworth Settlement provisions, partially offset by a reduction in certain store expenses.

Interest Expense
Interest expense during the fiscal 1999 first quarter decreased $.2 million compared to the fiscal 1998 first quarter resulting from lower borrowing requirements related to the operation of a reduced number of stores and to lower average store inventory levels during the current quarter compared with the prior year's first fiscal quarter.

Liquidity and Capital Resources
Operating Activities
The Company generated cash flows from operating activities of $.4 million during the fiscal 1999 first quarter. An increase in accounts payable of $4.3 million funded an increase in inventory during the current quarter of $1.8 million and the fiscal 1999 first quarter net loss of $.9 million.

Investing Activities
During the fiscal 1999 first quarter, net expenditures for property and equipment of $189,000 were made primarily in connection with the Company's store re-merchandising program. Based on the results of the re-merchandising program for stores previously completed, the Company has expanded its efforts in this area and currently has seven additional stores under varying degrees of restructuring.

Financing Activities
Outstanding borrowings under the Company's Prior Senior Credit Facility at May 2, 1998 were unchanged from the fiscal 1998 year-end level of $21.4 million. Subsequent to the end of the fiscal 1999 first quarter, the Company replaced and refinanced the Senior Credit Facility out of the proceeds of the New Senior Credit Facility. The New Senior Credit Facility has a five year term and provides the Company with additional borrowing availability, described below.

Summary of Borrowings
(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility"). The New Facility consists of: (i) a Term Loan up to $3 million; and (ii) revolving advances equal to the lesser of: (a) 65% of eligible inventory (at cost); or (b) $35 million (which may be increased to $40 million under certain conditions) less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million ($40 million under certain conditions) as the outstanding principal amount of the term loan is reduced. The duration of both the revolving and term loans under the New Senior Credit Facility is five years. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and temporary $1 million cash collateral account aggregating $22.6 million owing by the Company to its Prior Lender. The $1 million cash collateral was subsequently returned to the Company by the Prior Lender. In addition, the Company incurred other transaction fees of approximately $1 million.

<Page 11>

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

(ii) Prior Senior Credit Facility
The borrowing availability under this Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility, including the repayment of an over-advance extended by the Prior Lender to the Company during the first quarter of fiscal 1999.

(iii) Subordinated Loan
The Subordinated Loan, payable to an unaffiliated trade supplier, is being repaid in monthly installments of $50,000 and a balloon payment of $1.1 million due on August 1, 1998. During the past several months, the Company and the subordinated lender have negotiated an extension of the maturity date of the balloon payment and to provide additional financing to the Company. The parties currently have reached the following agreement in principle with regard to these matters: (i) the Company is to receive an additional $1 million subordinated loan from the subordinated lender; and (ii) such additional $1 million plus the existing balloon payment of $1.1 million due on August 1, 1998, totaling $2.1 million in the aggregate, is to be paid by the Company to the subordinated lender at the rate of $35,000 per month for a period of 60 months. Management anticipates that the documentation of these arrangements between the parties will be finalized on or before June 30, 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iv) Contingent Note
The Contingent Note represents a $1 million non-interest bearing obligation to Woolworth which arose in connection with the Woolworth Settlement and which will be surrendered by Woolworth for cancellation on July 30, 1998, subject to certain conditions. As of the date of this Report, management is unaware of any
conditions   that  will  prevent  such  note  cancellation   from
occurring. Upon the scheduled cancellation of such note by Woolworth, the Company will report a $1 million extraordinary gain in its fiscal 1999 second quarter.

Working Capital and Current Ratio
Working capital at the end of the fiscal 1999 first quarter amounted to $18.4 million and was virtually unchanged from the fiscal 1998 year-end level. The ratio of current assets to current liabilities was 1.6 at the end of the fiscal 1999 first quarter and was also unchanged compared with the fiscal 1998 year-end amount. Included in the computation of working capital at the end of each of these periods are the following items: a $1.1 million balloon payment under the Subordinated Loan due on August 1, 1998 (with respect to which the Company and the subordinated lender currently have an agreement in principle to extend the repayment of such amount over a period of 60 months) and a $1 million Contingent Note (which is scheduled to be canceled on July 30, 1998), each of which items is described in Summary of Borrowings (see (iii) Subordinated Loan and (iv) Contingent Note, respectively), above.

Assuming (i) the continuing availability of trade credit at the current level and (ii) the combination of the additional borrowing availability made available through the New Senior Credit Facility and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the forthcoming twelve months.

<Page 12>

Forward-Looking Statements
This Report contains certain "forward-looking statements", which are based largely on the Company's expectations and are subject to risks and uncertainties, certain of which are beyond the
Company's control. Discussion of factors that could cause the Company's actual results or performance to differ materially from those set forth in such statements, estimates and expectations is contained in the 1998 Form 10-K including, among others, competitive, regulatory and economic influences and product acceptance and availability. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.

OTHER INFORMATION

None.

<Page 15>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pharmhouse Corp.
                                   (Registrant)

Date: June 16, 1998                By:/s/ Kenneth A. Davis
                                   Kenneth A. Davis
                                   President, Chief Executive
                                   Officer and Chief Operating
                                   Officer

Date: June 16, 1998                By:/s/ Richard A. Davis
                                   Richard A. Davis
                                   Senior Vice President-Finance
                                   and Chief Financial Officer