Form 10-Q
period 1998-08-01
PHARMHOUSE CORP
filed 1998-09-15
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                             	WASHINGTON, DC 20549

                                   	FORM 10-Q

               	 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      	THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended August 1, 1998
                           Commission File #1-7090

	                                PHARMHOUSE CORP.
 -----------------------------------------------------------------------------
            	(Exact name of registrant as specified in its charter)

            New York             	                     13-2634868
 -------------------------------               -------------------------------
 (State of other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

     860 Broadway, New York, New York                       10003
-------------------------------------          -------------------------------
(Address of principal executive offices)	              (Zip Code)

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

                   YES  X                  NO
                      ----                   ----
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   YES  X                  NO
                      ----                    ----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


Outstanding as of

                      Class                August 31, 1998
                     -------               ---------------
                  Common Shares,
                  $.01 par value              2,594,830

        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheets at August 1, 1998
     and January 31, 1998                                     2

   Consolidated Statements of Operations
     for the three month and six month periods ended
     August 1, 1998 and August 2, 1997, respectively.         3

   Consolidated Statements of Cash Flows
     for the three month and six month periods ended
     August 1, 1998 and August 2, 1997, respectively.         4

   Notes to Consolidated Financial Statements.                5 - 7

Item 2.  Management's Discussions and Analysis
         of Operations                                        8 - 13


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

* Not applicable in this filing

<Page 2>

                       PHARMHOUSE CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  Unaudited

                                            August 1, 1998   January 31, 1998
                                            -------------    ---------------
ASSETS
Current Assets
Cash                                          $ 2,932            $ 3,296
Accounts receivable, net of allowances
 of $1,162 and $1,075, respectively             2,987              4,518
Merchandise inventory                          37,204             37,332
Prepaid expenses and other                      2,101              1,292
                                              --------           --------
     Total current assets                      45,224             46,438
Property, fixtures and equipment, net           4,717              4,795
Video rental inventory, net                     1,875              1,972
Other assets                                    1,049                487
                                              --------           --------
  Total assets                                $52,865            $53,692
                                              ========           ========

LIABILITIES AND SHAREHOLDRES' EQUITY
Current Liabilities
Current portion of long-term debt             $ 1,720            $ 4,647
Accounts payable                               19,492             20,713
Provision for store closure                      -                   284
Accrued expenses and other
 current liabilities                            2,433              2,628
                                              --------           --------
  Total current liabilities                    23,645             28,272

Long-term debt, net of current portion         24,787             19,154
Other liabilities                               1,212              1,372
                                              --------           --------
  Total liabilities                            49,644             48,798
                                              --------           --------

COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
 and unissued 2,500,000 shares
Common stock, $.01 par; authorized
 25,000,000 shares; issued 2,594,830
 and 2,594,841 shares, respectively                26                 26
Additional paid-in capital                     21,728             21,728
Accumulated deficit                           (18,532)           (16,859)
                                              --------           --------
                                                3,222              4,895
Treasury stock, at cost                             1                  1
                                              --------           --------
  Total shareholders' equity                    3,221              4,894
                                              --------           --------
  Total liabilities and shareholders' equity  $52,865            $53,692
                                              ========           ========

See accompanying Notes to Consolidated Financial Statement


<Page 3>
                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 Unaudited

                                  Six Months Ended     Three Months Ended
                                 August 1,  August 2,  August 1, August 2,
                                   1998	      1997	      1998      1997

Revenues:
 Net sales                         $87,690    $96,572    $43,415   $46,743
 Video rental, service
    and other income                 2,594      3,188      1,351     1,607
                                   --------   --------   --------  --------
                                    90,284     99,760     44,766    48,350
                                   --------   --------   --------  --------
Costs and Expenses:
 Cost of merchandise and
   services sold                    68,676     75,624     33,965    36,601
 Selling, general and
    administrative expense          22,343     23,038     11,208    11,279
                                   --------   --------   --------  --------
                                    91,019     98,662     45,173    47,880
                                   --------   --------   --------  --------

Operating income (loss)               (735)     1,098       (407)      470
Interest expense                    (1,325)    (1,581)      (707)     (767)
                                   --------   --------   --------  --------

Loss before extraordinary items     (2,060)      (483)    (1,114)     (297)
Extraordinary items, net               387         -         387        -
                                   --------   --------   --------  --------
Net loss                           $(1,673)   $  (483)   $  (727)  $  (297)
                                   ========   ========   ========  ========

Basic earnings (loss) per share:
 Loss before extraordinary items   $ (0.80)   $ (0.20)   $ (0.43)  $ (0.12)
 Extraordinary items, net             0.15       -          0.15       -
                                   --------   --------   --------  --------
 Net loss per Common Share         $ (0.65)   $ (0.20)   $ (0.28)  $ (0.12)
                                   ========   ========   ========  ========

Average shares outstanding           2,578      2,414      2,578      2,499
                                   ========   ========   ========  ========

See accompanying Notes to Consolidated Financial Statements.


<Page 4>
                       PHARMHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                       Six Months Ended
                                                     August 1,   August 2,
                                                       1998        1997
                                                     ---------   ---------
Cash Flows provided (used) by Operating Activities:
  Net loss                                              (1,673)       (483)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                        1,327       1,548
    Decrease in deferred rent                              (33)       (129)
    Increase (decrease) in deferred revenue               (127)      1,415
    Extraordinary items                                   (911)       -
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                             1,531       1,458
     Merchandise inventory                                  128       3,462
     Prepaid expenses and other current assets             (936)       (230)
     Other assets                                          (562)       (514)
   Increase (decrease) in:
     Accounts payable                                    (1,221)        683
     Provision for store closure                           (284)       (475)
            Accrued expenses and other liabilities         (202)     (1,054)
                                                         -------     -------
 Net cash flows provided (used) by Operating Activities  (2,963)      5,681
                                                         -------     -------
Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                  (441)       (270)
  Purchase of video rental inventory, net                  (465)       (673)
                                                         -------     -------
Net Cash Flows used by Investing Activities                (906)       (943)
                                                         -------     -------
Cash Flows provided (used) by Financing Activities:
  Net borrowings from New Senior Credit Facility         24,390          -
  Pay-off of Prior Senior Credit Facility               (21,600)         -
  Net borrowing from Prior Senior Credit Facility          -         (3,984)
  Proceeds from Subordinated Loan                         1,000          -
  Pay-down of Subordinated Loan                            (285)       (350)
  Proceeds from exercise of stock options and warrants     -            156
                                                         -------     -------
Net Cash Flows provided (used) by Financing Activities    3,505      (4,178)
                                                         -------     -------
Net (decrease) increase in cash                            (364)        560
Cash, beginning of period                                 3,296       2,915
                                                         -------     -------
Cash, end of period                                      $2,932      $3,475
                                                         =======     =======
Supplemental information:
 Interest payments                                       $1,099      $1,601
 Income taxes paid                                       $   14      $   43

    See accompanying Notes to Consolidated Financial Statements.

<Page 5>
                       PHARMHOUSE CORP. AND SUSUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Three and Six Months Ended August 1, 1998

NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in conformity with generally accepted accounting principles. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company's audited Consolidated Financial Statements for the fiscal year ended January 31, 1998 ("fiscal 1998") which are included in the Company's Annual Report (the "1998 Form 10-K") heretofore filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the 13 week and 26 week periods ended August 1, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999 ("fiscal 1999"). These Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1998 audited Consolidated Financial Statements and Notes thereto. Certain amounts in the fiscal 1998 second quarter financial statements have been reclassified to be consistent with the fiscal 1999 second quarter presentation.

NOTE 2 - CONCLUSION OF THE WOOLWORTH SETTLEMENT
On January 31, 1997, the Company and F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") entered into a Mutual Release and Settlement Agreement, subsequently amended on June 24, 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes and settling all legal proceedings arising out of the Company's purchase of 24 Rx Place discount drug stores (the "Acquisition") from Woolworth in April 1995.

The major aspects of the Woolworth Settlement included:
  Debt and interest cancellation of $9.5 million, $8.5 million of which amount was forgiven by Woolworth during fiscal 1997 and $1 million of which amount was converted into a Contingent Note obligation and subsequently forgiven by Woolworth as of July 30, 1998 (the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter related to the debt cancellation).
  An option to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. The Company had previously closed five of the Affected Stores and reassigned to Woolworth the leases for such stores. The lease for one other Affected
Store, which expired during fiscal 1998, was re-negotiated by the Company with the landlord of the property for this store and the Company has continued to operate such store without any further subsidy or other obligation from Woolworth. During the fiscal 1999 second quarter, Woolworth exercised its option to require the Company to return to Woolworth the premises for the last Affected Store, pursuant to which the Company vacated the premises of such store at the end of July 1998 and reassigned the store lease to Woolworth. The Company subsequently transferred the merchandise inventory, equipment and certain fixtures of this store to another location within the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998.

<Page 6>

As a result of the cancellation of the Contingent Note and the return of the last Affected Store to Woolworth, substantially all of the terms of the Woolworth Settlement have been performed by the parties.

For further information concerning the Woolworth Settlement, reference is made to Item 1 and Note 2 of Notes to the Consolidated Financial Statements included in the Company's 1998 Form 10-K.

NOTE 3 - BORROWINGS
A summary of the Company's borrowings at August 1, 1998 and January 31, 1998 is as follows (000's omitted):

                             August 1, 1998              January 31, 1998
                       -------------------------    -----------------------
                               Current  Non-current        Current Non-current
                        Total  portion  portion      Total  portion portion
                       -------------------------    ------------------------
New Senior Credit      $24,390  1,300(*) $23,090    $  -    $   -    $	 -
  Facility (i)
Prior Senior Credit
  Facility (ii)          -      -          -         21,401    2,247  19,154
Subordinated Loan (iii)  2,117    420      1,697      1,400    1,400    -
Contingent Note          -      -          1,000      1,000     -
                       -------------------------    ------------------------
                       $26,507 $1,720    $24,787    $23,801   $4,647 $19,154
                       =========================    ========================

(*) This amount is classified as "current" for financial reporting purposes and is subject to the same terms and conditions as the portion which is classified as "non-current".

(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility") providing for aggregate credit to the Company of up to $40 million. The New Facility consists of the following items: (i) a Term Loan up to $3 million; and (ii) revolving advances equal to the lesser of: (a) 65% of eligible inventory (at cost); or (b) $35 million (which may be increased to $40 million upon certain conditions) less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million ($40 million upon certain conditions) as the outstanding principal amount of the Term Loan is reduced. As of August 1, 1998, the outstanding borrowings under the New Senior Credit Facility consisted of revolving advances amounting to $21.4 million and a $3 million Term Loan. The revolving and term loans under the New Senior Credit Facility have a five year term, subject to minor amortization of the Term Loan during that period. The initial funds advanced to the Company under the New Facility were used to pay outstanding borrowings, charges, fees and a temporary $1 million cash collateral account, aggregating $22.6 million owing by the Company to its prior senior secured lender ("Prior Lender"). The $1 million cash collateral was subsequently returned to the Company by the Prior Lender. In addition, the Company incurred other transaction fees of approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified quarterly minimum tangible net worth and EBITDA levels.
The Company did not meet the specified minimum tangible net worth and EBITDA levels at the end of the fiscal 1999 second quarter, subsequent to which the Company's senior lender waived the Company's non-compliance with such covenants for the fiscal 1999 second quarter. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

<Page 7>

(ii) Prior Senior Credit Facility
The borrowing availability with the Company's Prior Lender under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility.

(iii) Subordinated Loan
During the fiscal 1999 second quarter, the Company and the subordinated lender negotiated an extension of the payment terms for the balloon payment that was due on August 1, 1998 and to provide additional financing to the Company. The following agreement was concluded: (i) the Company received an additional $1 million subordinated loan from the subordinated lender; and (ii) such additional $1 million plus the balloon payment of $1.1 million due on August 1, 1998, totaling $2.1 million in the aggregate, is to be paid by the Company to the subordinated lender at the rate of $35,000 per month, plus interest, for a period of 60 months. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iv)  Contingent Note
Pursuant to the terms of the Woolworth Settlement, a Contingent Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998. Accordingly, the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter with respect to such cancellation. For further information concerning the Woolworth Settlement, see "Conclusion of the Woolworth Settlement" in Note 2.

<Page 8>

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

General
The Company currently operates a chain of 32 discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 19 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") in April 1995. In January 1997, the Company and Woolworth entered into a settlement agreement, amended in June 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes arising out of the Company's purchase of 24 Rx Stores from Woolworth. Pursuant to the Woolworth Settlement, the Company has closed and returned six Rx Stores to Woolworth, including one store that was closed and returned to Woolworth during the fiscal 1999 second quarter. (The Company subsequently transferred the merchandise inventory, equipment and certain fixtures of this store to a new space in the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998). Also in connection with the Woolworth Settlement, Woolworth surrendered for cancellation, as of July 30, 1998, a $1 million Contingent Note pursuant to which the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter. Accordingly, as of the date of this Report, substantially all of the major terms of the Woolworth Settlement have been performed by the parties.

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

Results of Operations
The following table sets forth, as a percentage of revenues, in the Company's Consolidated Statements of Operations for the six month and three month periods ended August 1, 1998 and August 2, 1997, respectively:

                           Six Months Ended     	Three Months Ended
                           ----------------      -----------------
                          August 1,  August 2,    August 1,  August 2,
                            1998       1997         1998       1997
                          ---------  ---------    ---------  ---------
Revenues                    100.0%     100.0%       100.0%     100.0%
Cost of merchandise and
  services sold              76.1       75.8         75.9       75.7
                          ---------  ---------    ---------  ---------
Gross profit                 23.9       24.2         24.1       24.3
Selling, general and
 administrative expense      24.7       23.1         25.0       23.3
                          ---------  ---------    ---------  ---------
Operating income (loss)      (0.8)       1.1         (0.9)       1.0
Interest expense             (1.5)      (1.6)        (1.6)      (1.6)
                          ---------  ---------    ---------  ---------
Loss before extraordinary
 items                       (2.3)      (0.5)        (2.5)       0.6
Extraordinary items, net      0.4         -           0.9         -
                          ---------  ---------    ---------  ---------
      Net loss               (1.9)%     (0.5)%       (1.6)%     (0.6)%
                          =========  =========    =========  =========

<Page 9>

SECOND QUARTER OF FISCAL 1999 VS. SECOND QUARTER OF FISCAL 1998
Overall Quarterly Results
The Company reported a net loss of $.7 million, or $.28 per share, in the fiscal 1999 second quarter compared with a net loss of $.3 million, or $.12 per share, in the fiscal 1998 second quarter. Results for the fiscal 1999 second quarter include a $1 million extraordinary gain related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement and a $.6 million extraordinary charge for costs related to the Company's early termination of the Prior Senior Credit Facility. Exclusive of extraordinary items, the Company reported a loss of $1.1 million during the fiscal 1999 second quarter compared to a loss of $.3 million during the fiscal 1998 second quarter, reflecting a same-store revenue decline, an increase in the Company's monthly shrink accrual rate partially offset by price increases and the loss of profit from the closure of four Rx Stores which had been subject to a 100% rental reimbursement under the Woolworth Settlement provisions. During the fiscal 1999 second quarter, the Company had reduced interest expense compared with the prior year's second quarter.

Significant Line Items
Revenues
Fiscal 1999 second quarter revenues decreased $3.6 million, or 7.4%, to $44.8 million compared with revenues of $48.4 million in the second quarter of fiscal 1998. The decline in revenues resulted from the following factors: the operation of a reduced number of stores in the second quarter of fiscal 1999 compared with the same quarter in fiscal 1998; the closing of a pharmacy during fiscal 1998 in a store which continues to operate; and a 3.3% same-store revenue decline compared with the fiscal 1998 second quarter (based on 30 stores - excluding one store which was undergoing major renovation during the fiscal 1999 second quarter and one store whose pharmacy was closed in fiscal 1998, as noted).

The decline in same-store revenues is attributed to increased competition in certain markets and inadequate inventory levels in certain merchandise categories. Inventory levels in the Company's stores during the fiscal 1999 second quarter was negatively affected by a combination of: (i) the impact on the vendor community of the delayed release of the Company's 1998 Form 10-K in connection with the refinancing of the senior debt facility with Foothill; and
(ii) the previous unresolved status of a $1.1 million balloon payment to the subordinated lender which was originally due on April 28, 1998. By virtue of the financing transactions with Foothill in May 1998 and the subordinated lender in June 1998, both of which transactions are described elsewhere herein, and the dissemination of this information to the vendor community, the flow of merchandise into the Company's stores began to improve during July 1998. Management believes that the improved merchandise flow has contributed to the improvement in same-store revenues during July 1998 compared with results that had been achieved earlier in the quarter.

Gross Profit
Fiscal 1999 second quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $10.8 million compared to $11.7 million in the prior year's second quarter, a decrease of $.9 million, resulting from the operation of a reduced number of stores and a decline in same-store revenues. As a percentage of revenues, the gross profit was 24.1% compared with 24.3% during the prior year's fiscal second quarter. The current quarter's gross profit includes an increase in the Company's monthly shrink accrual rate (based on the prior fiscal year's shrink results), partially offset by the effect of price increases, both of which measures were instituted by the Company in March 1998. As the price increases are being phased-in over a period of months, management believes such increases may not be sufficient to fully offset the effect of the increased monthly shrink accrual rate until, at the earliest, the fiscal 1999 third quarter.

<Page 10>

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense declined $.1 million to $11.2 million in the fiscal 1999 second quarter compared with the prior year's second quarter. As a percentage of revenues, SG&A expense increased 1.7% during the fiscal 1999 second quarter to 25.0% from 23.3% during the prior year's second quarter. This increase is primarily attributable to lower revenues from which to absorb certain SG&A expenses and to reduced rental reimbursements received from Woolworth for certain Rx Stores which were previously subject to the provisions of the Woolworth Settlement. During the fiscal 1998 second quarter, the Company operated five of such stores with the assistance of a 100% rental and occupancy reimbursement from Woolworth whereas, during the fiscal 1999 second quarter, the Company received only a partial reimbursement for the one such Rx Store which remained subject to that settlement.

Operating Income
The Company reported an operating loss of $.4 million during the fiscal 1999 second quarter compared with operating income of $.5 million during the fiscal 1998 second quarter, a decrease of $.9 million. Results for the fiscal 1999 second quarter were negatively affected by a 3.3% decrease in same-store revenues, a .2% decrease in the gross profit percentage and reduced profit from five stores (previously subject to a 100% rental and occupancy reimbursement from Woolworth) which were closed and returned to Woolworth in connection with the Woolworth Settlement.

Interest Expense
Interest expense during the fiscal 1999 second quarter decreased $.1 million compared to the fiscal 1998 second quarter resulting primarily from lower borrowing requirements related to the operation of a reduced number of stores and to significantly lower average store inventory levels during the current quarter compared with the prior year's second quarter.

Extraordinary Items, Net
Extraordinary items, net, totaling $.4 million, consist of the cancellation by Woolworth of a $1 million Contingent Note in connection with the Woolworth Settlement and $.6 million of fees and expenses related to the early termination of the Prior Senior Credit Facility, including a charge to write-off the balance of deferred financing costs related to such facility.

FIRST SIX MONTHS OF FISCAL 1999 VS. FIRST SIX MONTHS OF FISCAL 1998
Overall Results
The Company reported a net loss of $1.7 million, or $.65 per share, during the first six months of fiscal 1999 compared with a net loss of $.5 million, or $.20 per share, during the first six months of fiscal 1998. Results for the first six months of fiscal 1999 include a $1 million extraordinary gain related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement and a $.6 million extraordinary charge for costs incurred in connection with the Company's early termination of the Prior Senior Credit Facility. Exclusive of extraordinary items, the Company reported a loss of $2.1 million during the first six months of fiscal 1999 compared with a loss of $.5 million during the first six months of fiscal 1998. Operating results during the first six months of fiscal 1999 were affected by a same-store revenue decline, an increase in the Company's monthly shrink accrual rate partially offset by price increases and the loss of profit from five stores (previously subject to a 100% rental reimbursement from Woolworth) which were closed and returned to Woolworth in connection with the Woolworth Settlement. The Company had reduced interest expense during the first six months of fiscal 1999 compared with the prior year's comparable period.

<page 11>

Significant Line Items
Revenues
Revenues decreased $9.5 million, or 9.5%, to $90.3 million during the first six months of fiscal 1999 compared with revenues of $99.8 million during the first six months of fiscal 1998. This decrease resulted from the following factors: the operation of a reduced number of stores during the first six months of fiscal 1999 compared the first six months of fiscal 1998; the closing of a pharmacy during fiscal 1998 in a store which continues to operate; and a 4.7% same-store revenue decline (based on 30 stores-excluding one store which was undergoing major renovation during the period and one store whose pharmacy was closed in fiscal 1998, as noted).

The decline in same-store revenues is attributed to increased competition in certain markets and inadequate inventory levels in certain merchandise categories. Inventory levels in the Company's stores during the first six months of fiscal 1999 was adversely affected by a combination of: (i) the effect on the vendor community of the delayed release of the Company's 1998 Form 10-K in connection with the refinancing of the senior debt facility with Foothill; and (ii) the previous unresolved status of a $1.1 million balloon payment to the subordinated lender which was originally due on April 28, 1998. By virtue of the financing transactions with Foothill in May 1998 and the subordinated lender in June 1998, both of which are described elsewhere herein, and the dissemination of this information to the vendor community, the flow of merchandise into the Company's stores began to improve during July 1998.

Gross Profit
During the first six months of fiscal 1999, the gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) was $21.6 million compared to $24.1 million in the prior year's comparable period, a decrease of $2.5 million, resulting primarily from the operation of a reduced number of stores and a decline in same-store revenues. The gross profit, as a percentage of revenues, decreased .3% to 23.9% during the first six months of fiscal 1999 from 24.2% in the prior year's comparable period, reflecting an increase in the shrink accrual rate (based on the prior fiscal year's shrink results), partially offset by the effect of price increases, both of which measures were instituted during March 1998. As the price increases are being phased-in over a period of months, management believes such increases may not be sufficient to fully offset the cumulative effect of the increased monthly shrink accrual rate until, at the earliest, the fiscal 1999 third quarter.

Selling, General and Administrative Expense
Selling, general and administrative ("SG&A") expense decreased $.7 million to $22.3 million during the first six months of fiscal 1999 from $23.0 million in the prior year's comparable period. This decrease resulted primarily from operating a reduced number of stores during the first six months of fiscal 1999 and from cost reductions which were phased-in during fiscal 1998. As a percentage of revenues, SG&A expense increased 1.6% during the current period to 24.7% from 23.1% during the first six months of fiscal 1998. The increase is attributable to lower revenues from which to absorb certain SG&A expenses and to reduced rental and occupancy reimbursements received from Woolworth for certain Rx Stores which were subject to the provisions of the Woolworth Settlement. During the first six months of fiscal 1998, the Company operated five of such Rx Stores with the assistance of a 100% rental and occupancy reimbursement from Woolworth whereas, during the first six months of fiscal 1999, the Company received only a partial reimbursement for one such Rx Store.

Operating Income
The Company reported an operating loss of $.7 million during the first six months of fiscal 1999 compared with operating income of $1.1 million during the first six months of fiscal 1998, a decrease of $1.8 million. Results for the current period were affected by a 4.7% decrease in same-store revenues, a
 .3% decrease in the gross profit percentage and reduced profit from certain Rx Stores (previously subject to a 100% rental and occupancy reimbursement from Woolworth during the comparable period in fiscal 1998) which were closed and returned to Woolworth in connection with the Woolworth Settlement, partially offset by a reduction in certain store expenses.

<Page 12>

Interest Expense
Interest expense during the first six months of fiscal 1999 decreased $.3 million compared with the first six months of fiscal 1998 resulting primarily from lower borrowing requirements related to the operation of a reduced number of stores and to lower average store inventory levels during the first six months of fiscal 1999 compared with the prior year's comparable period.

Extraordinary Items, Net
Extraordinary items, net, totaling $.4 million, consist of the cancellation by Woolworth of a $1 million Contingent Note in connection with the Woolworth Settlement and $.6 million of fees and expenses related to the early termination of the Prior Senior Credit Facility, including a charge to write-off the balance of deferred financing costs related to such facility. Both of the extraordinary items pertained to transactions which occurred during the fiscal 1999 second quarter.

Liquidity and Capital Resources
Operating Activities
During the first six months of fiscal 1999, operating activities used cash amounting to $3 million consisting of the following significant items: a decrease in accounts payable and accrued expenses of $1.4 million; transaction fees related to the early termination of the Prior Senior Credit Facility and closing fees in connection with the New Senior Credit Facility aggregating $1 million; and the funding of the loss before extraordinary items totaling $2.1 million. The Company's operating cash flows were positively affected by the collection of $1.5 million from a landlord in connection with the settlement of certain litigation for one of the Company's Pharmhouse stores.

Investing Activities
During the first six months of fiscal 1999, net expenditures for property and equipment of $.4 million were made primarily in connection with the Company's store relay and re-merchandising program. The Company previously completed seven stores under this program and presently has five additional stores under renovation.

Financing Activities
Outstanding borrowings under the Company's New Senior Credit Facility at August 1, 1998 were $24.4 million. The New Senior Credit Facility became effective during May 1998 and the initial proceeds from this credit facility, amounting to $22.6 million, were used to repay in full the borrowings outstanding under the Prior Senior Credit Facility, including a $1 million temporary cash collateral (subsequently returned to the Company by the Prior Lender) and $1 million in fees related to the closing of the refinancing transaction. During the fiscal 1999 second quarter, the Company received an additional $1 million loan from the subordinated lender and negotiated a revised payment schedule for the total outstanding $2.1 million balance of that subordinated loan. Under the amended subordinated loan agreement, as of August 1, 1998, the Company is required to make sixty monthly principal payments of $35,000, plus interest, as compared with monthly payments of $50,000, plus interest, which were required previously (see Summary of Borrowings, (iii) Subordinated Loan, below).

Summary of Borrowings
(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility"). The New Facility consists of: (i) a Term Loan up to $3 million; and (ii) revolving advances equal to the lesser of: (a) 65% of eligible inventory (at cost); or (b) $35 million (which may be increased to $40 million under certain conditions) less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million ($40 million under certain conditions) as the outstanding principal amount of the term loan is reduced. The revolving and term loans under the New Senior Credit Facility have a five year term, subject to minor amortization of the Term Loan during that period. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and a temporary $1 million cash collateral account aggregating $22.6 million owing by the Company to its Prior Lender. The $1 million cash collateral was subsequently returned to the Company by the Prior Lender. In addition, the Company incurred other transaction fees of approximately $1 million.

<Page 13>

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The Company did not meet the specified minimum tangible net worth and EBITDA levels at the end of the fiscal 1999 second quarter, subsequent to which the Company's senior lender waived the Company's non-compliance with such covenants for the fiscal 1999 second quarter. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

(ii) Prior Senior Credit Facility
Borrowing availability under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility.

(iii) Subordinated Loan
Pursuant to an agreement between the Company and the Subordinated Lender which was consummated during the fiscal 1999 second quarter: (i) the Company received an additional $1 million subordinated loan from the subordinated lender; and (ii) such additional $1 million plus the existing balloon payment of $1.1 million which was due on August 1, 1998, totaling $2.1 million in the aggregate, will be paid by the Company to the subordinated lender at the rate of $35,000 per month, plus interest, for a period of 60 months commencing in August 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iv) Contingent Note
The $1 million Contingent Note was canceled and surrendered by Woolworth as of July 30, 1998 pursuant to the provisions of the Woolworth Settlement. Accordingly, the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter with respect to such note cancellation.

Working Capital and Current Ratio
Working capital increased $3.4 million to $21.6 million during the first six months of fiscal 1999 and the ratio of current assets to current liabilities was 1.9 at the end of the fiscal 1999 second quarter compared with 1.6 at the end of fiscal 1998. The increase in both working capital and the current ratio during the first six months of fiscal 1999 resulted from Woolworth's cancellation of a $1 million Contingent Note and the recent agreement consummated with the subordinated lender which provided an additional $1 million loan and revised the payment terms of the outstanding subordinated loan balance, as reported above (see Summary of Borrowings, (iii) Subordinated Loan and (iv) Contingent Note, respectively).

Assuming (i) the continuing availability of trade credit at the current level and (ii) the combination of the additional borrowing availability made available through the New Senior Credit Facility and the additional loan from the Subordinated Lender (including the revised payment terms for the outstanding subordinated loan balance) and cash generated by the Company's operations, in the opinion of management, the Company will be able to meet its estimated working capital requirements for at least the forthcoming twelve months.

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

<Page 14>

PART II.

OTHER INFORMATION

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Pharmhouse Corp.
                               (Registrant)

Date: September 15, 1998				By:/s/ Kenneth A. Davis
                               Kenneth A. Davis
                               President, Chief Executive
                               Officer and Chief Operating Officer

Date: September 15, 1998				By:/s/ Richard A. Davis
                               Richard A. Davis
                               Senior Vice President-Finance
                               and Chief Financial Officer