Form 10-Q
period 1998-10-31
PHARMHOUSE CORP
filed 1998-12-15
CIK 71985

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC 20549

                         FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 1998

                   Commission File #1-7090

                      PHARMHOUSE CORP.
   ------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

            New York                         13-2634868
        ------------------                   ----------
  (State of other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

860 Broadway, New York, New York               10003
---------------------------------------     ---------------
(Address of principal executive offices)      (Zip Code)

Registrants telephone number, including area code  (212)477-9400
                                                    ------------

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

                   YES  X                  NO
                      ----                    ----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.


Outstanding as of

        Class                       November 30, 1998
       -------                      ---------------
  Common Shares,
  $.01 par value                        2,594,827

                        INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
                                                         Pages
Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheets at October 31, 1998
     and January 31, 1998                                  2
   Consolidated Statements of Operations
     for the three month and nine month periods ended
     October 31, 1998 and November 1, 1997, respectively.  3

   Consolidated Statements of Cash Flows
     for the nine month period ended October 31, 1998
     and November 1, 1997, respectively.                   4

   Notes to Consolidated Financial Statements.             5-7

Item 2.  Management's Discussion and Analysis
         of Operations                                     8-16

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                 *
Item 2.  Changes in Securities                             *
Item 3.  Default Upon Senior Securities                    *
Item 4.  Submission of Matters to a Vote of Security
         Holders                                           17-18
Item 5.  Other Information                                 *
Item 6.  Exhibits and Reports on Form 8-K                  19-21

*  Not applicable in this filing



<PAGE 2>
                PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
              (In thousands, except share amounts) Unaudited


                                         October 31, 1998 January 31, 1998
                                         ---------------- ----------------
ASSETS
Current Assets
Cash                                          $ 3,084        $ 3,296
Accounts receivable, net of allowances
 of $1,066 and $1,075, respectively             4,806          4,518
Merchandise inventory                          40,781         37,332
Prepaid expenses and other                      1,606          1,292
                                              --------       --------
  Total current assets                         50,277         46,438

Property, fixtures and equipment, net           4,901          4,795
Video rental inventory, net                     1,515          1,972
Other assets                                    1,048            487
                                              --------       --------
  Total assets                                $57,741        $53,692
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt             $ 3,542        $ 4,647
Accounts payable                               22,564         20,713
Provision for store closure                      -               284
Accrued expenses and other
   current liabilities                          2,708          2,628
                                              --------       --------
  Total current liabilities                    28,814         28,272
Long-term debt, net of current portion         25,213         19,154
Other liabilities                               1,132          1,372
                                              --------       --------
  Total liabilities                            55,159         48,798
                                              --------       --------
COMMITMENTS AND CONTIGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par; authorized
 and unissued 2,500,000 shares
Common stock, $.01 par; authorized
 25,000,000 shares; issued 2,594,833
 and 2,594,841 shares, respectively                26             26
Additional paid-in capital                     21,728         21,728
Accumulated deficit                           (19,171)       (16,859)
                                              --------       --------
                                                2,583          4,895
Treasury stock, at cost                             1              1
                                              --------       --------
  Total shareholders' equity                    2,582          4,894
                                              --------       --------
  Total liabilities and shareholders' equity   $57,741       $53,692
                                              ========       ========

See accompanying Notes to Consolidated Financial Statements

<PAGE 3>
            PHARMHOUSE CORP. AND SUBSIDIARIES CONSOLIDATED
                         STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  Unaudited


                                  Nine Months Ended        Three Months Ended
                                October 31, November 1,  October 31, November 1,
                                   1998        1997         1998        1997
                                ----------  ----------   ----------  ----------
Revenues:
Net sales                       $130,530    $142,089      $ 42,840     $ 45,517
 Video rental, service
   and other income                3,758       4,692         1,164        1,504
                                --------    --------      --------     --------
                                 134,288     146,781        44,004       47,021
                                --------    --------      --------     --------
Costs and Expenses:
 Cost of merchandise and
   services sold                 102,509     111,573        33,833       35,949
 Selling, general and
   administrative expenses        33,501      34,534        11,158       11,496
                                --------    --------      --------     --------
                                 136,010     146,107        44,991       47,445
                                --------    --------      --------     --------
Operating income (loss)           (1,722)        674          (987)        (424)
Interest expense                   2,101       2,317           776          736
                                --------    --------      --------     --------
Loss before extraordinary gains   (3,823)     (1,643)       (1,763)      (1,160)
Extraordinary gains, net           1,511        -            1,124         _
                                --------    --------      --------     --------
Net loss                         $(2,312)    $(1,643)      $  (639)     $(1,160)
                                =========   ========      ========     ========

Basic earnings (loss) per share:
Loss before extraordinary gains  $ (1.48)    $ (0.67)      $ (0.68)     $ (0.45)
Extraordinary gains, net            0.58         -            0.43          -
                                ---------    --------      --------    --------
Net loss per Common Share        $ (0.90)    $ (0.67)      $ (0.25)     $ (0.45)
                                =========    ========      ========    ========
Average shares outstanding         2,578       2,463         2,578        2,575
                                =========    ========      ========    ========

See accompanying Notes to Consolidated Financial Statements.

<PAGE 4>
                       PHARMHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                         Nine Months Ended
                                                        October 31, November 1,
                                                          1998         1997
                                                        ----------- -----------
Cash Flows provided (used) by Operating Activities:
  Net loss                                                (2,312)     (1,643)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                          1,934       2,406
    Decrease in deferred rent                                (50)       (133)
    Increase (decrease) in deferred revenue                 (190)      1,352
    Extraordinary items                                     (911)       -
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                               (288)      3,917
     Merchandise inventory                                (3,449)      2,383
     Prepaid expenses and other current assets              (352)       (470)
     Other assets                                           (561)       (238)
   Increase (decrease) in:
     Accounts payable                                      1,851         (92)
     Provision for store closure                            (284)     (1,507)
     Accrued expenses and other liabilities                 (212)       (764)
                                                         ----------  ----------
  Net cash flows provided (used) by Operating Activities  (4,824)      5,211
                                                         ----------  ----------
Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                   (903)       (369)
  Purchase of video rental inventory, net                   (439)       (958)
                                                         ----------  ----------
Net Cash Flows used by Investing Activities               (1,342)     (1,327)
                                                         ----------  ----------
Cash Flows provided (used) by Financing Activities:
  Net borrowings from New Senior Credit Facility          26,745        -
  Pay-off of Prior Senior Credit Facility                (21,401)       -
  Net borrowings from Prior Senior Credit Facility          -         (3,386)
  Proceeds from Subordinated Loan                          1,000        -
  Pay-down of Subordinated Loan                             (390)       (450)
  Proceeds from exercise of stock options and warrants      -            232
                                                         ----------  ----------
Net Cash Flows provided (used) by Financing Activities     5,954      (3,604)
                                                         ----------  ----------
Net (decrease) increase in cash                             (212)        280
Cash, beginning of period                                  3,296       2,915
                                                         ----------  ----------
Cash, end of period                                       $3,084      $3,195
                                                         ==========  ==========
Supplemental information:
  Interest payments                                       $2,094      $2,323
  Income taxes paid                                       $   15      $ -


    See accompanying Notes to Consolidated Financial Statements.

<PAGE 5>
                       PHARMHOUSE CORP. AND SUSUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Three
                    and Nine Months Ended October 31, 1998

NOTE  1 - BASIS OF PRESENTATION
The accompanying unaudited Consolidated Financial Statements of Pharmhouse Corp. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation SX and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in
conformity  with  generally accepted accounting principles.   The
accounting policies followed for interim financial reporting  are
the  same  as  those  disclosed  in  Note  1  of  the  Notes   to
Consolidated Financial Statements included in the Company's audited Consolidated Financial Statements for the fiscal year ended January 31, 1998 ("fiscal 1998") which are included in the Company's Annual Report (the "1998 Form 10-K") heretofore filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information for the interim periods reported have been
made.   Results of operations for the 13 week and 39 week periods
ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999 ("fiscal 1999"). These Consolidated Financial Statements should be read in conjunction with the Company's fiscal 1998 audited Consolidated Financial Statements and Notes thereto. Certain amounts in the fiscal 1998 third quarter financial statements have been reclassified to be consistent with the fiscal 1999 third quarter presentation.

NOTE 2 - CONCLUSION OF THE WOOLWORTH SETTLEMENT
On January 31, 1997, the Company and F. W. Woolworth Co., a subsidiary of Woolworth Corporation, (collectively "Woolworth") entered into a Mutual Release and Settlement Agreement, subsequently amended on June 24, 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes and settling all legal proceedings arising out of the Company's purchase of 24 Rx Place discount drug stores (the "Acquisition") from Woolworth in April 1995. The major aspects of the Woolworth Settlement included:

     Debt and interest cancellation of $9.5 million, $8.5 million of which amount was forgiven by Woolworth during fiscal 1997 and $1 million of which amount was converted into a Contingent Note obligation and subsequently forgiven by Woolworth as of July 30, 1998. (The Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter related to the latter debt cancellation).
      An option to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. During fiscal 1998, the Company closed five of the Affected Stores and reassigned to Woolworth the leases for such stores. The lease for a sixth Affected Store, which expired during fiscal 1998, was re-negotiated by the Company with the landlord of the property and the Company has continued to operate such store without any further subsidy or other obligation from Woolworth. During fiscal 1999, Woolworth exercised its option to require the Company to return to Woolworth the premises for the last Affected Store, pursuant to which the Company vacated the premises of such store at the end of July 1998 and reassigned the store lease to Woolworth. (The Company transferred the merchandise inventory, equipment and certain fixtures of this store to another location within the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998).

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

NOTE 3 - BORROWINGS
A summary of the Company's borrowings at October 31, 1998 and January 31, 1998 is as follows (000's omitted):

                               October 31, 1998          January 31, 1998
                         ---------------------------  -------------------------
                                Current  Non-current        Current Non-current
                         Total  portion  portion      Total portion portion
                         ---------------------------  -------------------------
New Senior Credit
Facility (i):
  Revolver               $23,755  $3,000(*) $20,755     $   - $   -    $   -
  Term Loan                2,990     120(**)  2,870         -     -        -
                         ---------------------------  -------------------------
                          26,745   3,120     23,625         -     -        -
Subordinated Loan (ii)     2,010     422      1,588       1,400  1,400     -
Prior Senior Credit
    Facility (iii)          -       -          -         21,401  2,247  19,154
Contingent Note (iv)        -       -          -          1,000  1,000     -
                         ---------------------------  -------------------------
                         $28,755  $3,542    $25,213     $23,801 $4,647 $19,154
                         ===========================  =========================

(*) This amount is classified as "current" for financial reporting purposes and is subject to the same terms and conditions as the portion which is classified as "non-current". (**) This amount is being paid over a 12 month period at the rate of $10,000 (000's not omitted) per month.

(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility") providing for aggregate credit to the Company of up to $40 million. The New Facility consists of: (i) a Term Loan up to $3 million; and (ii) revolving advances equal to the lesser of: (a) 65% of eligible inventory (at cost) or (b) $35 million (which may be increased to $40 million upon certain conditions), less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million ($40 million upon certain conditions) as the outstanding principal amount of the Term Loan is reduced. The revolving and term loans under the New Senior Credit Facility have a five year term, subject to minor amortization of the Term Loan during that period. The initial funds advanced to the Company under the New Facility were used to pay outstanding borrowings, charges, fees and a temporary $1 million cash collateral account, aggregating $22.6 million owing by the Company to its prior senior secured lender ("Prior Lender"). The $1 million cash collateral was subsequently returned to the Company by the Prior Lender. In addition, the Company incurred other transaction fees of approximately $1 million.

<PAGE 7>

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified quarterly minimum tangible net worth and EBITDA levels. The Company was in compliance with amended minimum tangible net worth and EBITDA levels under the New Senior Credit Facility at the end of the fiscal 1999 third quarter. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

(ii) Subordinated Loan
During the fiscal 1999 second quarter, the Company and the subordinated lender negotiated an extension of the payment terms for the balloon payment that was due on August 1, 1998 and to provide additional financing to the Company as follows: (i) the Company received an additional $1 million subordinated loan; and
(ii) such additional $1 million plus the then existing balloon payment of $1.1 million due on August 1, 1998, totaling $2.1 million in the aggregate, is to be paid by the Company to the subordinated lender at the rate of $35,282 per month, plus interest, for a period of 60 months commencing in August 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iii) Prior Senior Credit Facility
The borrowing availability under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility.

(iv)  Contingent Note
In connection with the Woolworth Settlement, a Contingent Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998 pursuant to which the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter. For further information concerning the Woolworth Settlement, see "Conclusion of the Woolworth Settlement" in Note 2.

NOTE 4 - EXTRAORDINARY GAINS, NET
During fiscal 1999, the Company recorded three extraordinary items aggregating $1.5 million in net gains as described below:

Fiscal 1999 Third Quarter
During the fiscal 1999 third quarter, the Company recorded an extraordinary gain amounting to $1.1 million in connection with a partial settlement of certain Brand-Name Prescription Drug Antitrust Litigation. This class action suit was brought by certain drug retailers (including the Company as a member of the class) against certain name-brand drug manufacturers and wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. The Company received its $1.1 million pro rata share of the partial settlement during the fiscal 1999 fourth quarter. Additional extraordinary gain may be recorded by the Company in the future as a result of this pending class action; however, the amount of additional gain and timing of payments related thereto, if any, is not presently determinable.

Fiscal 1999 second quarter
During the fiscal 1999 second quarter, the Company recorded a $1 million extraordinary gain related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement (see Note 2 for a further discussion of the conclusion of the

<PAGE 8>

Woolworth Settlement) and a $.6 million extraordinary charge for costs incurred in connection with the Company's early termination of the Prior Senior Credit Facility.

ITEM  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition

General
The Company currently operates a chain of 32 discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse and 19 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F.
W. Woolworth Co., a subsidiary of Woolworth Corporation, (collectively "Woolworth") in April 1995. In January 1997, the
Company and Woolworth entered into a settlement agreement, amended in June 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes arising out of the Company's purchase of 24 Rx Stores from Woolworth. Pursuant to this agreement, the Company has closed and returned six Rx Stores to Woolworth, including one store that was closed and returned to Woolworth during fiscal 1999. (The Company relocated this store to a new space in the same mall under a new lease with the landlord of the property and re-opened the store in late August
1998). In connection with the Woolworth Settlement, Woolworth also surrendered for cancellation, as of July 30, 1998, a $1 million Contingent Note pursuant to which the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter. Substantially all of the major terms of the Woolworth Settlement have now been performed by the parties.

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

Results of Operations
The following table sets forth, as a percentage of revenues, the Company's Consolidated Statements of Operations for the nine month and three month periods ended October 31, 1998 and November
1, 1997, respectively:

                                Nine Months Ended       Three Months Ended
                                ----------------        ------------------
                             October 31, November 1,  October 31, November 1,
                                 1998       1997         1998       1997
                               ---------  ---------    ---------  ---------
Revenues                         100.0%     100.0%       100.0%    100.0%
Cost of merchandise and
  services sold                   76.3       76.0         76.9      76.4
                               ---------  ---------    ---------  ---------
Gross profit                      23.7       24.0         23.1      23.6
Selling, general and
 administrative expenses          25.0       23.5         25.3      24.5
                               ---------  ---------    ---------  ---------
Operating income (loss)           (1.3)       0.5         (2.2)     (0.9)
Interest expense                  (1.5)      (1.6)        (1.8)     (1.6)
                               ---------  ---------    ---------  ---------
Loss before extraordinary gains   (2.8)      (1.1)        (4.0)%    (2.5)
Extraordinary gains, net           1.1         -           2.6        -
                               ---------  ---------    ---------  ---------
Net loss                          (1.7)%     (1.1)%       (1.4)%    (2.5)%
                               =========  =========    =========  =========

<PAGE 9>

THIRD QUARTER OF FISCAL 1999 VS. THIRD QUARTER OF FISCAL 1998 Overall Quarterly Results
The Company reported a net loss of $.6 million, or $.25 per share, in the fiscal 1999 third quarter compared with a net loss of $1.2 million, or $.45 per share, in the fiscal 1998 third quarter. Results for the fiscal 1999 third quarter include a $1.1 million extraordinary gain in connection with a partial settlement of certain class action antitrust litigation. (For further information regarding this litigation, see Note 4 of Notes to Consolidated Financial Statements and discussion under Extraordinary Gain). Excluding this extraordinary gain, the Company reported a fiscal 1999 third quarter loss of $1.8 million. The current quarter's results were adversely affected by a 2.1% same-store revenue decrease, a .5% decrease in gross profit percentage (which reflects an increased inventory shrink accrual) and the loss of profit from three stores previously subject to the Woolworth rental reimbursement which were closed and returned to Woolworth.

Significant Line Items
Revenues
Fiscal 1999 third quarter revenues decreased $3 million, or 6.4%, to $44 million compared with revenues of $47 million in the third quarter of fiscal 1998. This decrease resulted from the operation of a reduced number of stores in the current quarter and a 2.1% same-store revenue decline (based on 30 comparable stores). Although the Company's fiscal 1999 third quarter same store revenues decreased 2.1%, it represents the second consecutive quarter of improved same-store revenues (quarterly same-store revenues during fiscal 1999 are as follows: 6.3% decrease in the first fiscal quarter; 4.1% decrease in the second fiscal quarter; and 2.1% decrease in the third fiscal quarter). Management attributes the favorable trend in same-store revenues during the fiscal 1999 third quarter compared with same-store revenues generated during the first and second fiscal quarters to a substantial improvement in revenue performance by stores previously completed under the Company's store renovation program as well as better merchandise flow and more optimum stock levels in all of the Company's stores. However, the Company's store operations continue to be affected by inadequate merchandise levels in certain general merchandise categories and increased competition in certain markets.

Gross Profit
Fiscal 1999 third quarter gross profit (total revenues less costs of merchandise and services sold and freight/distribution services provided) decreased $.9 million to $10.2 million compared with $11.1 million the prior year's third quarter. The decrease in gross profit resulted from the operation of a reduced number of stores in the current quarter compared with the same quarter in the prior year (32 stores vs. 34 stores), a 2.1% same store revenue decrease and a .5% decrease in the gross profit percentage. The fiscal 1999 third quarter decreased gross profit percentage reflects the effect of an increase in the Company's monthly inventory shrink accrual rate (instituted during the fiscal 1999 first quarter) and an increase in the proportion of total Company revenues generated by the pharmacy department compared with the fiscal 1998 third quarter (sales of pharmaceuticals generate lower margins compared with general merchandise categories). In an effort to improve the margin, management has implemented various initiatives which include modifying the product mix in general merchandise categories

<PAGE 10>

toward higher margin merchandise and selective price increases. As the price increases are continuing to be phased-in, management believes such increases, as well as other margin related initiatives, may not be sufficient to fully offset the effect of the increased monthly shrink accrual rate until, at the earliest, the fiscal 1999 fourth quarter.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses declined $.3 million to $11.2 million in the fiscal 1999 third quarter compared with $11.5 million in the prior year's third quarter resulting primarily from the operation of a reduced number of stores. As a percentage of revenues, SG&A expenses increased .8% to 25.3% during the fiscal 1999 third quarter resulting from lower revenues from which to absorb certain SG&A expenses and to reduced rental reimbursements received from Woolworth for certain Rx Stores which were subject to Woolworth rental reimbursement during the comparable quarter in fiscal 1998. During the fiscal 1998 third quarter, the Company operated three of such stores with the assistance of such reimbursement from Woolworth whereas, during the fiscal 1999 third quarter, the Company was no longer eligible for the reimbursement as the related Woolworth Settlement provisions had expired.

Operating Income (Loss)
The Company reported an operating loss of $1 million during the fiscal 1999 third quarter compared with an operating loss of $.4 million during the fiscal 1998 third quarter, a decrease of $.6
million.   Results  for  the  fiscal  1999  third  quarter   were
negatively affected by a 2.1% decrease in same-store revenues,  a
 .5% decrease in the gross profit percentage and reduced profit from three stores (previously subject to the rental reimbursement provisions of the Woolworth Settlement) which were closed and returned to Woolworth.

Extraordinary Gain
During the fiscal 1999 third quarter, the Company recorded a $1.1 extraordinary gain in connection with a partial settlement of certain Brand-Name Prescription Drug Antitrust Litigation. This class action legal proceeding was brought by certain drug retailers (including the Company as a member of the class) against certain name-brand drug manufacturers and wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. The amount received by the Company represents its pro-rata share of the partial settlement. Additional extraordinary gain may be recorded by the Company in the future related to the pending class action; however, the amount of additional gain and timing of the payment(s) related thereto, if any, is not presently determinable.

Interest Expense
Interest expense during the fiscal 1999 third quarter decreased $.1 million compared to the fiscal 1998 third quarter resulting primarily from lower borrowing requirements related to the operation of a reduced number of stores and to lower average store inventory levels during the current quarter compared with the third quarter of fiscal 1998.

FIRST NINE MONTHS OF FISCAL 1999 VS. FIRST NINE MONTHS OF FISCAL 1998 Overall Results
The Company reported a net loss of $2.3 million, or $.90 per share, during the first nine months of fiscal 1999 compared with a net loss of $1.6 million, or $.67 per share, during the first nine months of fiscal 1998. Results for the first nine months of fiscal
1999 include extraordinary items aggregating $1.5 million in   net

<PAGE 11>

extraordinary  gains.  (For  further  information,  see
Extraordinary Gains, Net, below). Exclusive of extraordinary items, the Company reported a loss of $3.8 million during the first nine months of fiscal 1999 compared with a loss of $1.6 million during the comparable period in fiscal 1998. Results during the first nine months of fiscal 1999 were negatively affected by a 4.2% decrease in same-store revenues, a .3%
decrease in the gross profit percentage (which includes the effect of an increased shrink accrual) and the loss of profit from five stores (previously subject to the rental reimbursement provisions of the Woolworth Settlement) which were closed and returned to Woolworth.

Significant Line Items
Revenues
Revenues during the first nine months of fiscal 1999 decreased $12.5 million, or 8.5%, to $134.3 million compared with revenues of $146.8 million during the first nine months of fiscal 1998. This decrease resulted primarily from the operation of a reduced number of stores and a 4.2% same-store revenue decrease (based on 30 comparable stores). Although the Company's same-store revenues decreased 4.2% during the first nine months of fiscal 1999, the Company has experienced an improved trend in same-store revenues in each of the second and third quarters of fiscal 1999 (same-store revenues during fiscal 1999 decreased: 6.3% in the first fiscal quarter; 4.1% in the second fiscal quarter; and 2.1% in the third fiscal quarter). The sequential improvement in quarterly same-store revenues during the first nine months of fiscal 1999 is attributed by management to improved revenues generated by stores previously completed under the Company's store renovation program as well as from better merchandise flow and more optimum stock levels in all of the Company's stores commencing during the fiscal 1999 second quarter. However, the Company's store operations continue to be affected by inadequate inventory levels in certain general merchandise categories and increased competition in certain markets.

During the first six months of the current fiscal year, same store revenues and general merchandise inventory levels were negatively affected by the combination of: (i) the effect on the vendor community of the delayed release of the Company's 1998 Form 10-K in connection with the May 1998 refinancing of the senior debt facility with Foothill and (ii) the previous unresolved status of a $1.1 million balloon payment to the subordinated lender which was originally due on April 28, 1998. By virtue of the financing transactions with Foothill in May 1998 and the subordinated lender in June 1998, and the dissemination of this information to the vendor community, the flow of merchandise into the Company's stores began to improve during July 1998.

Gross Profit
During the first nine months of fiscal 1999, the gross profit (total revenues less costs of merchandise and services sold and
freight/distribution  services  provided)   was   $31.8   million
compared to $35.2 million in the prior year's comparable period, a decrease of $3.4 million, resulting from a decline in same-store revenues and the operation of a reduced number of stores. The
gross profit, as a percentage of revenues, decreased   .3%  to
23.7% during the first nine months of fiscal 1999 from 24.0% in the prior year's comparable period. The gross profit percentage during fiscal 1999 was negatively affected by an increase in the inventory shrink accrual rate (effective commencing in the fiscal 1999 first quarter) and an increase in the proportion of total Company revenues generated by the pharmacy department compared
with   the   first   nine  months  of  fiscal  1998   (sales   of
pharmaceuticals generate lower margins compared with general merchandise categories). Management is continuing its efforts to improve the gross profit margin through measures which include modifying the product mix within general merchandise categories toward higher margin merchandise and selective price increases.

<PAGE 12>

As the price increases are being phased-in over a several month period, management believes such increases, as well as other initiatives to improve the margin, may not be sufficient to fully offset the effect of the increased monthly shrink accrual rate until, at the earliest, the fiscal 1999 fourth quarter.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $1 million to $33.5 million during the first nine months of fiscal 1999 from $34.5 million in the prior year's comparable period resulting primarily from the operation of a reduced number of stores and certain cost savings. As a percentage of revenues, SG&A expenses increased 1.5% during the current nine month period to 25%. This increase is attributable to lower revenues from which to absorb certain SG&A expenses and to reduced rental and occupancy reimbursements received from Woolworth for certain Rx Stores which were subject to the provisions of the Woolworth Settlement. During the first nine months of fiscal 1998, the Company operated five of such Rx Stores with the assistance of either a full or partial reimbursement from Woolworth, whereas during the first nine months of fiscal 1999, the Company received only a partial reimbursement for one such Rx Store. As of July 30, 1998, six of the seven stores which were previously eligible for the rental reimbursement were closed and returned to Woolworth. (The lease for the seventh Rx Store subject to the Woolworth Settlement, which expired during fiscal 1998, was re-negotiated by the Company with the landlord of the property for this store and the Company is operating such store without any further subsidy or other obligation from Woolworth).

Operating Income (Loss)
The Company reported an operating loss of $1.7 million during the first nine months of fiscal 1999 compared with operating income of $.7 million during the first nine months of fiscal 1998, a decrease of $2.4 million. Operating results for the current nine month period were negatively affected by a 4.2% decrease in same-store revenues, a .3% increase in the gross profit percentage and reduced profit from certain Rx Stores (previously subject to either a full or partial rental reimbursement under the Woolworth Settlement provisions during the comparable period in fiscal
1998) which were closed and returned to Woolworth.

Interest Expense
Interest expense during the first nine months of fiscal 1999 decreased $.2 million compared with the first nine months of fiscal 1998 resulting primarily from lower borrowing requirements related to the operation of a reduced number of stores and to lower average store inventory levels during the first nine months of fiscal 1999 compared with the prior year's comparable period.

Extraordinary Gains, Net
Extraordinary gains, net amounting to $1.5 million include the following items: a $1 million gain related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement and a $.6 million charge for costs incurred in connection with the Company's early termination of the Prior Senior Credit Facility, both of which items were recorded in the fiscal 1999 second quarter; and a $1.1 million gain recorded during the fiscal 1999 third quarter, relating to the partial settlement of certain Brand-Name Prescription Drug Antitrust Litigation. This class action legal proceeding was brought by certain drug retailers (including the Company as a member of the class) against certain name-brand drug manufacturers and wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. Additional extraordinary gain may be recorded

<PAGE 13>

by  the  Company in the future related to the pending litigation;
however,  the  amount  of  additional  gain  and  timing  of  the
payment(s)   related   thereto,  if   any,   is   not   presently
determinable.

Liquidity and Capital Resources
Operating Activities
During the first nine months of fiscal 1999, operating activities used cash amounting to $4.8 million which included the following: an increase in inventory of $3.4 million related to the normal build-up of stock levels in anticipation of the holiday selling season; transaction fees related to the early termination of the Prior Senior Credit Facility and closing fees in connection with the New Senior Credit Facility aggregating $1 million; and the funding of the net loss of $2.3 million, all of which was partially offset by $1.9 million in depreciation and amortization charges and an increase in accounts payable of $1.8 million.

Investing Activities
During the first nine months of fiscal 1999, net expenditures for property and equipment of $.9 million were made primarily in connection with the Company's store renovation program, including $.3 million for the relocation of one store. The Company completed eleven stores under its store renovation program.

Financing Activities
Outstanding borrowings under the Company's New Senior Credit Facility at October 31, 1998 were $26.7 million. The New Senior Credit Facility became effective during May 1998 and the initial proceeds from this credit facility, amounting to $22.6 million, were used to repay in full the borrowings outstanding under the Prior Senior Credit Facility, including a $1 million temporary cash collateral (subsequently returned to the Company by the Prior Lender) and $1 million in fees related to the closing of the refinancing transaction. During the fiscal 1999 second quarter, the Company received an additional $1 million loan from the subordinated lender and negotiated a revised payment schedule for the total outstanding $2.1 million balance of that subordinated loan. Under the amended subordinated loan agreement, commencing on August 1, 1998, the Company is required to make sixty monthly principal payments of $35,000, plus interest, as compared with monthly payments of $50,000, plus interest, which were required previously (see Summary of Borrowings, (ii) Subordinated Loan, below).

Summary of Borrowings
(i) New Senior Credit Facility
On May 14, 1998, the Company and Foothill Capital Corporation ("Foothill") entered into a Loan and Security Agreement (the "New Senior Credit Facility" or "New Facility"). The New Facility consists of: (i) a Term Loan up to $3 million and (ii) revolving advances equal to the lesser of: (a) 65% of eligible inventory (at cost) or (b) $35 million (which may be increased to $40 million under certain conditions), less the outstanding principal amount of the Term Loan. Under the New Facility, subject to the foregoing formula, the maximum revolving advances could increase up to an aggregate of $35 million ($40 million under certain conditions) as the outstanding principal amount of the term loan is reduced. The revolving and term loans under the New Senior Credit Facility have a five year term, subject to minor amortization of the Term Loan during that period. The initial funds advanced under the New Facility were used to pay outstanding borrowings, charges, fees and a temporary $1 million cash collateral account aggregating $22.6 million owing by the Company to its Prior Lender. The $1 million cash collateral was

<PAGE 14>

subsequently  returned to the Company by the  Prior  Lender.   In
addition,  the  Company  incurred  other  transaction   fees   of
approximately $1 million.

Indebtedness under the New Senior Credit Facility is secured by a first priority lien on substantially all of the Company's assets and, among other conditions, restricts the payment of dividends and requires that the Company maintain specified minimum tangible net worth and EBITDA (earnings before interest, taxes, depreciation and amortization) levels. The Company was in compliance with amended minimum tangible net worth and EBITDA levels under the New Senior Credit Facility at the end of the fiscal 1999 third quarter. The borrowing rates for the New Facility are prime plus 1.125% for the revolving advances (subject to decrease if the Company reaches certain EBITDA levels during the term of the facility) and 11.75% for the Term Loan.

(ii) Subordinated Loan
Pursuant to an agreement between the Company and the Subordinated Lender which was consummated during the fiscal 1999 second quarter: (i) the Company received an additional $1 million subordinated loan from the subordinated lender and (ii) such additional $1 million plus the then existing balloon payment of $1.1 million which was due on August 1, 1998, totaling $2.1 million in the aggregate, will be paid by the Company to the subordinated lender at the rate of $35,282 per month, plus interest, for a period of 60 months commencing in August 1998. The subordinated lender has been granted a second priority lien on substantially all of the Company's assets.

(iii) Prior Senior Credit Facility
The borrowing availability with the Company's Prior Lender under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility.

(iv)  Contingent Note
Pursuant  to the terms of the Woolworth Settlement, a  Contingent
Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998. Accordingly, the Company recorded a $1 million extraordinary gain in its fiscal 1999 second quarter with respect to such cancellation.

Working Capital and Current Ratio
Working capital increased $3.3 million to $21.5 million during the first nine months of fiscal 1999 and the ratio of current assets to current liabilities was 1.7 at the end of the fiscal 1999 third quarter compared with 1.6 at the end of fiscal 1998. The increase in both working capital and the current ratio during the first nine months of fiscal 1999 resulted primarily from the following items: Woolworth's cancellation of a $1 million Contingent Note; an agreement consummated with the subordinated lender which provided an additional $1 million loan and revised the payment terms of the outstanding subordinated loan balance, as reported above (see Summary of Borrowings,(ii) Subordinated Loan and (iv) Contingent Note, respectively); and $1.1 million received in connection with a partial settlement of certain antitrust litigation (see Extraordinary Gains, Net).
Assuming (i) the continuing availability of trade credit at the current level and (ii) the combination of the additional borrowing availability made available through the New Senior Credit Facility and the additional loan from the Subordinated Lender (including the revised payment terms for the outstanding subordinated loan balance) and cash generated by the Company's operations, in the opinion of management, the Company will be

<PAGE 15>

able to meet its estimated working capital requirements for at least the forthcoming twelve months.

Year 2000 Compliance
Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in approximately one year, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the century change. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures and has established a project team to address Year 2000 risks. The project team has coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications that will attempt to ensure availability and integrity of the Company's information systems and the reliability of its operational systems. The Company is also assessing the potential overall impact of the impending century changes on its business, results of operations and financial position.

The Company has further reviewed its information and operational systems in order to identify those services or systems that are not Year 2000 compliant. As a result of this further review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The total cost of these Year 2000 compliance activities is currently estimated to be $400,000 - $500,000. The Company expects to complete its Year 2000 project during the first half of calendar year 1999. Based on available information, the Company does not believe any material exposure to significant business interruption exist as a result of Year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant Year 2000 problems, that remedial efforts will not involve significant time and expense or that such problems will not have a material adverse effect on the Company's business results of operation or financial position.

The Company also faces risk to the extent that suppliers of merchandise inventory, services and systems purchased by the Company and others with whom the Company transacts business domestically, and to a lesser extent on a worldwide basis, do not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to these third parties failure to remediate their own Year 2000 issues. In the event any such third parties cannot provide the Company with merchandise inventory, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of merchandise inventory or services required by the Company, the Company's results of operations could be materially adversely affected. To the extent Year 2000 issues cause significant delays in, or cancellation of, decisions to purchase the

<PAGE 16>

Company's  products or services, the Company's business,  results
of   operations  and  financial  position  would  be   materially
adversely affected.

Forward-Looking Statements
This Report contains certain "forward-looking statements", which are based largely on the Company's expectations and are subject to risks and uncertainties, certain of which are beyond the
Company's control. Discussion of factors that could cause the Company's actual results or performance to differ materially from those set forth in such statements, estimates and expectations is contained in the 1998 Form 10-K including, among others, competitive, regulatory and economic influences and product acceptance and availability. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

<PAGE 17>

PART II.

Item 4. Submission of Matters to a Vote of Security Holders


     On October 15, 1998, the Company, in lieu of an annual meeting, held a special meeting of shareholders (the "Special Meeting"). At the Special Meeting the shareholders (i) re-elected all of the members of the Board of Directors of the Corporation;
(ii) ratified and confirmed the second amendment to the Company's 1992 Equity Compensation Plan for Non-Employee Directors; and (iii) ratified and confirmed the appointment of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for the fiscal year of the Company ending January 30, 1999.

     Under the 1992 Equity Compensation Plan for Non-Employee Directors, as first amended in fiscal 1996, (the "Directors Plan"), a total of 50,000 Common Shares were reserved for issuance to members of the Board of Directors of the Company who do not serve as officers or employees of the Company or any of its subsidiaries (the "Independent Directors"). The Directors Plan provides that each Independent Director elected by shareholders, shall be entitled to an award of 2,500 Common Shares upon his or her election or re-election to the Board of Directors of the Company.

     The second amendment to the Directors Plan (the "Second Amendment"), was adopted by the Board of Directors (subject to shareholder approval) and became effective as of the date of the Board of Directors Meeting held on January 22, 1998. The Second Amendment proposed to increase the number of shares reserved under such plan to 80,000 and to provide that each Independent Director, at his or her election, may receive, in lieu of cash fees of $500 per Board Meeting, and in lieu of cash fees of $250 per Committee Meeting, Common Shares of the Company for each Board Meeting and Committee Meeting attended by such Independent Director during each year of his or her incumbency as a Director. Under the proposed Second Amendment, the number of such Common Shares per Board Meeting and per Committee Meeting attended is to be determined by dividing the sum of $500 (or $250 for Committee Meetings) by the closing price of the Common Shares on the NASDAQ SmallCap Market on the trading day immediately preceding each such Meeting. Furthermore, the Second Amendment proposed to extend the termination date of the Directors Plan to the date immediately preceding the date of the Shareholders' meeting of the Company in the year 2001 in which directors are elected.

<PAGE 18>

     The following table sets forth the vote totals with respect to each of the three items voted on by the shareholders at the Special Meeting.


    Proposal                   Total Votes Cast  For       Against   Withheld
Election of Manfred Brecker    2,352,519         2,320,669  n/a        31,858

Election of Kenneth A. Davis   2,352,519         2,320,843  n/a        31,676

Election of Joseph Keller      2,352,519         2,320,843  n/a        31,676

Election of Melvin Katz        2,352,519         2,320,873  n/a        31,646

Election of Raymond L. Steele  2,352,519         2,320,873  n/a        31,646

Election of Marcie B. Davis    2,352,519         2,320,825  n/a        31,694

Election of Michael A. Feder   2,352,519         2,320,873  n/a        31,646

Election of Peter Gerard       2,352,519         2,320,873  n/a        31,646

Ratification and Approval
of Second Amendment to the
Company's 1992 Equity
Compensation Plan for
Non-Employee Directors         2,352,519         2,286,804  63,917      1,798

Ratification and Approval
of the appointment of
PricewaterhouseCoopers LLP
as the Company's
independent accountants for
the fiscal year ending
January 30, 1999               2.352.519         2,348,921   2,404      1,194


<PAGE 19>

Item 6. Exhibits and Reports on Form 8-K - 1992 Equity
Compensation Plan for Non-Employee Directors dated as of January
22, 1998


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pharmhouse Corp.
                                    (Registrant)

Date: December 15, 1998         By: /s/ Kenneth A. Davis
                                    Kenneth A. Davis
                                    President, Chief Executive
                                    Officer and Chief Operating Officer

Date: December 15, 1998         By: /s/ Richard A. Davis
                                    Richard A. Davis
                                    Senior Vice President-Finance
                                    and Chief Financial Officer


