Form 10-K/A
period 1998-01-31
PHARMHOUSE CORP
filed 1999-02-04
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-K/A

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

     A summary of the principal terms of the Woolworth Settlement is as follows:

     (A) Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in principal amounts totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so that such Note constitutes a non-interest bearing contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third parties) or files for bankruptcy prior to that date. Woolworth also released the Registrant from its $1.1 million accrued interest obligation under the Purchase Money Notes.

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


                                    (all amounts in thousands, except per share data)
                                                        FISCAL
                           -------------------------------------------------------------------
                            1998           1997        1996(1)(2)      1995         1994
                           ------         ------       ----------     ------       ------
Income Statement Data:
Revenues                   $200,751       $231,729      $209,529      $ 89,602     $ 98,241
Operating  income(loss)    $ (2,190)(3)   $ (1,005)(3)  $    419      $ (1,037)    $ (2,769)(3)
Interest expense           $  3,032       $  4,230      $  3,544      $    960     $    861
Other income               $  1,346(4)    $  7,142(4)   $   -         $   -        $   -
Extraordinary   gain       $   -          $   -         $    618(5)   $   -        $   -
Net  income  (loss)        $ (3,691)      $  1,334      $ (2,507)     $ (1,997)    $ (3,386)
Basic earnings (loss)
  per common share         $ (1.48)       $  0.59       $ (1.13)      $ (0.90)     $ (1.60)

                           January 31,    February 1,   February 3,   January 28,  January 29,
                              1998           1997          1996          1995         1994
                           -----------    -----------   -----------   -----------  -----------
Balance Sheet Data:
Working capital            $ 18,166(6)    $ 24,882      $ 24,741      $  4,732     $  6,983
Total assets               $ 53,692       $ 70,503      $ 73,210      $ 26,677     $ 30,465
Long-term borrowings       $ 19,154       $ 24,400(6)   $ 25,950      $    300     $    800
Stockholders' equity       $  4,894       $  8,351      $  6,824      $  9,004     $ 10,781
Dividends declared            None           None          None          None         None

Store Data (# of stores operating at year-end):
   Pharmhouse Stores           13             13            14            14           14
   Rx Stores                   19             22            24             -            -


(1)Includes operations of 38 stores effective April 28, 1995.
(2)Fifty-three week fiscal year.
(3)Excludes provision for store closure of $(185) in fiscal 1998, $573 in fiscal 1997 and $(244) in fiscal 1994.
(4)Other income represents in fiscal 1998 income from a settlement of litigation related to a lease of one of the Registrant's Pharmhouse stores
   (for further information, reference is made to Item
   3 and to Note 12 in the Notes to the Consolidated Financial Statements included in this Report) and in fiscal 1997 income from debt and interest cancellation, net of related costs and provisions, in connection with the Woolworth Settlement.
(5)Extraordinary  gain  resulted from early retirement of debt.
(6)Amount includes a $1 million contingent obligation which is scheduled to be canceled by Woolworth in July 1998 in connection with the Woolworth Settlement.

For   further  information  concerning  the  provisions  of   the
Woolworth  Settlement, reference is made to paragraph  (a)(i)  in
Item 1 of this Report and Note 2 in the Notes to the Consolidated
Financial Statements included in Part IV of this Report.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the selected financial data presented in Item 6 of this Report and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements appearing in Item 8 of this Report.

Overview
The Registrant (or the "Company") reported a net loss of $3.7 million in fiscal 1998 compared with net income of $1.3 million in fiscal 1997. The results for both fiscal years were favorably affected by non-recurring items, including other income of $1.3 million in fiscal 1998 related to a settlement of litigation for one of the Registrant's stores and of $7.1 million in fiscal 1997 related to the Woolworth Settlement. Exclusive of non-recurring items, the Registrant's financial performance during fiscal 1998 improved $.8 million compared with the prior year. Overall fiscal 1998 results were favorably affected by a $1.2 million reduction in interest expense in connection with Woolworth's debt forgiveness at the end of fiscal 1997 and by lower borrowing requirements related to the closing of six stores during the last twelve months. On an operating basis, the Registrant reported an operating loss of $2 million in fiscal 1998 compared with an operating loss of $1.6 million in fiscal 1997. Fiscal 1998 operating results were negatively impacted by a decrease in gross profit, which resulted from a 5.7% same-store revenue decline and a 1.3% decrease in the gross profit percentage, attributable to factors described under Results of Operations pertaining to fiscal 1998 set forth under this Item. Reduced selling, general and administrative expenses (as a percentage of revenues) during fiscal 1998 compared with fiscal 1997 mitigated a substantial portion of the decline in gross profit.

The significant remaining aspects of the Woolworth Settlement include the cancellation by Woolworth of a $1 million Contingent Note obligation which is scheduled to occur on July 30, 1998. As of January 31, 1998, such amount was included in the current portion of long-term debt. Upon the scheduled cancellation of the Contingent Note, the Registrant will report other income
of $1  million in its second quarter of  fiscal  1999.   In
addition, the Registrant continues to receive a rent subsidy for one Rx store being operated by the Registrant which remains subject to the Woolworth Settlement.

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

Results of Operations

     The following table sets forth, for the periods indicated, certain selected data appearing in the Company's Consolidated
Statements of Operations expressed as a percentage of revenues:


                                      Fiscal   Fiscal   Fiscal
                                       1998     1997     1996
                                      ------   ------   ------
Revenues                               100.0%  100.0%   100.0%
Cost of merchandise sold                77.4    76.1     76.1
                                      ------   ------   ------
Gross profit                            22.6    23.9     23.9

Operating expenses:
 Selling, general and administrative    23.7    24.3     23.7
 Provision for store closure            (0.1)    0.3       -
                                       ------   ------   ------
Operating income (loss)                 (1.0)   (0.7)     0.2
Interest expense                         1.5     1.8      1.7
Other income                            (0.7)    3.1       -
                                       ------   ------   ------
Income (loss) before
     extraordinary gain                  (1.8)    0.6     (1.5)
Extraordinary gain                         -       -       0.3
                                       ------   ------   ------
Net income (loss)                        (1.8)%   0.6%    (1.2)%
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

Net Loss
The Company reported a net loss in fiscal 1998 of $3.7 million, or $1.48 per share, compared with net income of $1.3 million, or $0.59 per share, in fiscal 1997, which amount included a gain of $7.1 million in connection with the Woolworth Settlement.

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

Other Income
By  reason  of the Woolworth Settlement, the Company realized
other income of  $7.1  million  which   resulted   from
Woolworth's debt forgiveness totaling $8.5 million (such amount includes $7.4 million in Purchase Money Notes arising out of the Acquisition and $1.1 million in accrued interest thereon), net of a store closure provision of $1 million for two closing Rx Stores, litigation settlement expenses of $.3 million and a related provision for income taxes of $.1 million. For further information concerning the Woolworth Settlement, reference is made to Item 1(a)(i) of this Report.

Provision for Income Taxes
Although  the  Company has net operating loss carryforwards  (See
Note 5 in the "Notes to the Consolidated Financial Statements") which are in amounts sufficient to offset the Company's fiscal 1997 net income, a portion of the other income realized in connection with the Woolworth Settlement is subject to an alternative minimum tax ("AMT"). Accordingly, the Company has accrued income taxes of $.1 million in connection with the AMT and such amount has been netted against such other income.
State and local income taxes, which are computed on a basis other than income (e.g., capital stock, etc.)and are similarly not material, are included in SG&A expense.

Net Loss
The Company reported net income in fiscal 1997 of $1.3 million, or $0.59 per share, which amount included the above noted other income of $7.1 million, compared with a net loss of $2.5 million, or $1.13 per share, in fiscal 1996.

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

Contingent Note
In connection with the Woolworth Settlement, the Purchase Money Note due in April 1998 (in the original principal amount of $2.9 million) was modified so that such Note constitutes a $1 million
non-interest  bearing  contingent  obligation  which  is  to   be
forgiven by Woolworth on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third
parties) or files for bankruptcy prior to that date.   For
further information concerning the Woolworth Settlement, reference is made to "Final Disposition of the Woolworth Dispute", in Item 1(a)(i) of this Report.

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



To the Board of Directors and
Shareholders of Pharmhouse Corp.:

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

As indicated in Note 14, the presentation of a litigation settlement during the year ended February 1, 1997 has been revised.

PRICE WATERHOUSE LLP

New York, New York
April 24, 1998, except as to Note 4 and Note 13 which are as of May 14, 1998 and Note 14 which is as of February 3, 1999



<Page F-2>

                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                       Fiscal Year Ended
                             January 31,  February 1,   February 3,
                                 1998       1997          1996
                              ---------------------------------------
Revenues:
  Net sales                   $ 194,658    $ 224,292     $ 203,130
  Video rental, service
    and other income              6,093        7,437         6,399
                              ---------------------------------------
                                200,751      231,729       209,529
                              ---------------------------------------
Costs and Expenses:
 Cost of merchandise sold       155,393      176,390       159,528
 Selling, general and
  administrative expense         47,548       56,344        49,582
 Provision for store closure       (185)         573          -
                               ---------------------------------------
                                202,756      233,307       209,110
                               ---------------------------------------

Operating income (loss)         (2,005)      (1,578)          419

Interest expense                (3,032)      (4,230)       (3,544)
Other income, net                1,346        7,142             -
                               ---------------------------------------
Earnings (loss) before
 extraordinary gain             (3,691)       1,334        (3,125)
Extraordinary gain                -            -              618
                               ---------------------------------------
Net earnings (loss)            $(3,691)     $ 1,334       $(2,507)
                               =======================================

Basic earnings (loss) per share:
 Loss before extraordinary gain$ (1.48)     $  0.59       $ (1.41)
 Extraordinary gain                 -           -            0.28
                               ---------------------------------------
Net earnings (loss)            $ (1.48)     $  0.59       $ (1.13)
                               =======================================
Average number of shares          2,491        2,267         2,217
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
                                             =======         =======

See accompanying Notes to Consolidated Financial Statements


<Page F-4>

                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                           Fiscal Year Ended
                                                  January 31, February 1, February 3,
                                                   1998          1997          1996
                                                 -----------------------------------
Cash Flows provided by Operating Activities:
 Net earnings(loss)                              $ (3,691)   $  1,334   $ (2,507)
 Adjustments to reconcile net earnings (loss) to
 net cash flows from operating activities:
  Depreciation and amortization                     3,135       2,775      2,013
  Provision for store closure                        (185)        573       -
  Increase (decrease)in deferred liabilities        1,128         (27)       (86)
  Share grants to directors and restricted
   share awards                                        69         113         78
  Gain on early retirement of debt                   -           -          (618)
  Gain from litigation settlement                    -         (7,142)      -
  Changes in operating assets and liabilities
   exclusive of amounts arising from Acquisition:
   Decrease (increase) in:
    Accounts receivable, net                        2,788      (1,470)    (3,409)
    Merchandise inventory                          12,464       3,982      1,389
    Prepaid expenses and other                        419        (211)      (833)
    Other assets                                     (231)        949     (1,086)
   (Decrease) increase in:
     Accounts Payable                              (3,442)      2,006     14,549
     Accrued expenses and other liabilities        (1,212)       (905)     3,270
     Provision for store closure                   (1,146)       -          -
                                                   -----------------------------
Net Cash Flows provided by Operating Activities    10,096       1,977     12,760
                                                   -----------------------------
Cash Flows used by Investing Activities:
 Acquired business, net of store cash acquired       -           -       (39,538)
 Capital expenditures                                (373)       (993)    (1,868)
 Purchase of video rental inventory, net of
  disposals                                        (1,268)     (2,036)    (1,555)
                                                   -----------------------------
Net Cash Flows used by Investing Activities        (1,641)     (3,029)   (42,961)
                                                   -----------------------------
Cash Flows (used) provided by Financing Activities:
  Revolver borrowings, net                         (7,639)      1,552      8,568
  Pay-down of Subordinated Loan                      (600)       (550)      -
  Borrowings to finance acquisition                  -           -        34,460
  Retirement of debt                                 -           -        (7,481)
  Prepayment of Purchase Money Note                  -           -        (3,951)
  Proceeds from issuance of common stock and
   exercise of stock options and warrants             165         81         176
                                                   -----------------------------
Net Cash Flows (used) provided by Financing
 Activities                                        (8,074)     1,083      31,772
                                                   -----------------------------
Net increase in cash                                  381         31       1,571
Cash, beginning of year                             2,915      2,884       1,313
                                                   -----------------------------
Cash, end of year                                   3,296      2,915       2,884
                                                   =============================

Supplemental information:
 Income taxes paid                                   -          -           -
 Interest payments                                  3,038      3,381       3,329

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

     Debt and Interest Forgiveness - Woolworth surrendered for cancellation two of the three outstanding Purchase Money Notes in principal amounts totaling $5.5 million and modified the third such Note (in the original principal amount of $2.9 million, and originally due April 1998) so
     that   such   Note  constitutes  a  non-interest   bearing
     contingent note obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third parties) or files for
     bankruptcy prior to that date.   Woolworth  also
     released  the  Company  from  its  $1.1  million   accrued
     interest  obligation  on  the Purchase  Money  Notes.   In
     fiscal 1997, by reason of the foregoing, the Company recorded other income of $7.1 million consisting of $8.5 million in debt and interest forgiveness less certain costs and provisions (including a $1 million store closure provision related to two Affected Stores).

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

Contingent Note
In connection with the Woolworth Settlement, Woolworth surrendered for cancellation two of the three then outstanding Purchase Money Notes in the aggregate amount of $5.5 million and modified the third Note (in the original principal amount of $2.9 million and originally due in April 1998) so that such Note constitutes a contingent non-interest bearing obligation of $1 million which will be surrendered by Woolworth for cancellation on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third parties) or files for bankruptcy prior to that date.
For further information concerning the Woolworth Settlement, see discussion under "Acquisition, Litigation and Final Disposition of the Woolworth Dispute" in Note 2.

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

In fiscal 1997, the Company recorded other income net, of $7.1 million (see Note 2).

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

NOTE 14 - REVISION TO CONSOLIDATED STATEMENT OF OPERATIONS
As a result of a review of these financial statements by the Securities and Exchange Commission, the Company has revised the fiscal 1997 presentation of a litigation settlement, which resulted in income in the amount of $7,142,000 from extraordinary item, as originally reported, to other income, as reported herein.

<Page F-20>

               Report of Independent Accountants on
                   Financial Statement Schedule








To the Board of Directors and
Shareholders of Pharmhouse Corp.

Our audits of the consolidated financial statements referred to in our report dated April 24, 1998, May 14, 1998, and
February 3, 1999 appearing on page  F-1 of the 1998 Annual
Report on Form 10-K of Pharmhouse Corp. for the year ended January 31, 1998 also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

New York, New York
February 3, 1999

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