Form 10-Q/A
period 1998-05-02
PHARMHOUSE CORP
filed 1999-02-04
CIK 71985

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q/A

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

NOTE 2 - FINAL DISPOSITION OF THE WOOLWORTH DISPUTE
On January 31, 1997, the Company and F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") entered into a Mutual Release and Settlement Agreement, subsequently amended on June 24, 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes and settling all legal proceedings arising out of the Company's purchase of 24 Rx Place discount drug stores (the "Acquisition") from Woolworth in April 1995. The major aspects of the Woolworth Settlement included debt and interest cancellation of $8.5 million ($1 million of which was converted into a non-interest bearing Contingent Note to be canceled by Woolworth on July 30, 1998, subject to certain conditions, as described below) and provided the Company with the ability to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. The significant remaining aspects of the Woolworth Settlement are as follows:

     Cancellation of Contingent Note - On July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third parties) or files for bankruptcy prior to that date, the $1 million non-interest-bearing Contingent Note is scheduled to be canceled by Woolworth. As of the date of this Report, management is not aware of any conditions which will prevent such note cancellation
     from  occurring.   Upon the scheduled  cancellation  of  the
     Contingent Note, the Company will report other income of $1 million in its second quarter of fiscal 1999. The Contingent Note is included in the current portion of long-term debt as of May 2, 1998.

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

(iv) Contingent Note
The Contingent Note represents a $1 million non-interest bearing obligation to Woolworth which arose in connection with the Woolworth Settlement and which will be surrendered by Woolworth for cancellation on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, consolidation or sale of assets with or to third parties) or files for bankruptcy prior to that date. As of the date of this Report, management is unaware of any conditions that will
prevent such note cancellation from occurring.   Upon  the
scheduled cancellation of such note by Woolworth, the Company will report other income of $1 million in its fiscal 1999 second quarter. For further information concerning the Woolworth Settlement, see "Final Disposition of the Woolworth Dispute" in
Note 2.

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

(iv) Contingent Note
The Contingent Note represents a $1 million non-interest bearing obligation to Woolworth which arose in connection with the Woolworth Settlement and which will be surrendered by Woolworth for cancellation on July 30, 1998, unless the Registrant either liquidates substantially all of its assets, ceases to conduct substantially all of its operations (except in the event of a merger, condsolidation or sale of assets with or to third parties) or files for bankruptcy prior to that date. As of the date of this Report, management is unaware of any conditions that will prevent such note cancellation from occurring. Upon the scheduled cancellation of such note by Woolworth, the Company will report other income of $1 million in its fiscal 1999 second quarter.

Working Capital and Current Ratio
Working capital at the end of the fiscal 1999 first quarter amounted to $18.4 million and was virtually unchanged from the fiscal 1998 year-end level. The ratio of current assets to current liabilities was 1.6 at the end of the fiscal 1999 first quarter and was also unchanged compared with the fiscal 1998 year-end amount. Included in the computation of working capital at the end of each of these periods are the following items: a $1.1 million balloon payment under the Subordinated Loan due on August 1, 1998 (with respect to which the Company and the subordinated lender currently have an agreement in principle to extend the repayment of such amount over a period of 60 months) and a $1 million Contingent Note (which is scheduled to be canceled on July 30, 1998 subject to certain conditions as described above), each of which items is described in Summary of Borrowings (see (iii) Subordinated Loan and (iv) Contingent Note, respectively), above.

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