Form 10-Q/A
period 1998-08-01
PHARMHOUSE CORP
filed 1999-02-04
CIK 71985

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
                                              ========           ========

See accompanying Notes to Consolidated Financial Statement


<Page 3>
                     PHARMHOUSE CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 Unaudited

                                  Six Months Ended     Three Months Ended
                                 August 1,  August 2,  August 1, August 2,
                                   1998	      1997	      1998      1997

Revenues:
 Net sales                         $87,690    $96,572    $43,415   $46,743
 Video rental, service
    and other income                 2,594      3,188      1,351     1,607
                                   --------   --------   --------  --------
                                    90,284     99,760     44,766    48,350
                                   --------   --------   --------  --------
Costs and Expenses:
 Cost of merchandise and
   services sold                    68,676     75,624     33,965    36,601
 Selling, general and
    administrative expense          22,343     23,038     11,208    11,279
                                   --------   --------   --------  --------
                                    91,019     98,662     45,173    47,880
                                   --------   --------   --------  --------

Operating income (loss)               (735)     1,098       (407)      470
Interest expense                    (1,325)    (1,581)      (707)     (767)
Other income                         1,000         -       1,000        -
                                   --------   --------   --------  --------

Loss before extraordinary item      (1,060)      (483)      (114)     (297)
Extraordinary item                    (613)        -        (613)       -
                                   --------   --------   --------  --------
Net loss                           $(1,673)   $  (483)   $  (727)  $  (297)
                                   ========   ========   ========  ========

Basic earnings (loss) per share:
 Loss before extraordinary items   $ (0.41)   $ (0.20)   $ (0.04)  $ (0.12)
 Extraordinary item                  (0.24)       -        (0.24)      -
                                   --------   --------   --------  --------
 Net loss per Common Share         $ (0.65)   $ (0.20)   $ (0.28)  $ (0.12)
                                   ========   ========   ========  ========

Average shares outstanding           2,578      2,414      2,578      2,499
                                   ========   ========   ========  ========

See accompanying Notes to Consolidated Financial Statements.


<Page 4>
                       PHARMHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                       Six Months Ended
                                                     August 1,   August 2,
                                                       1998        1997
                                                     ---------   ---------
Cash Flows provided (used) by Operating Activities:
  Net loss                                              (1,673)       (483)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                        1,327       1,548
    Decrease in deferred rent                              (33)       (129)
    Increase (decrease) in deferred revenue               (127)      1,415
    Deferred charge write-off                               89         -
    Debt forgiveness - Woolworth Settlement             (1,000)        -
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                             1,531       1,458
     Merchandise inventory                                  128       3,462
     Prepaid expenses and other current assets             (936)       (230)
     Other assets                                          (562)       (514)
   Increase (decrease) in:
     Accounts payable                                    (1,221)        683
     Provision for store closure                           (284)       (475)
     Accrued expenses and other liabilities                (202)     (1,054)
                                                         -------     -------
 Net cash flows provided (used) by Operating Activities  (2,963)      5,681
                                                         -------     -------
Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                  (441)       (270)
  Purchase of video rental inventory, net                  (465)       (673)
                                                         -------     -------
Net Cash Flows used by Investing Activities                (906)       (943)
                                                         -------     -------
Cash Flows provided (used) by Financing Activities:
  Net borrowings from New Senior Credit Facility         24,390          -
  Pay-off of Prior Senior Credit Facility               (21,600)         -
  Net borrowing from Prior Senior Credit Facility          -         (3,984)
  Proceeds from Subordinated Loan                         1,000          -
  Pay-down of Subordinated Loan                            (285)       (350)
  Proceeds from exercise of stock options and warrants     -            156
                                                         -------     -------
Net Cash Flows provided (used) by Financing Activities    3,505      (4,178)
                                                         -------     -------
Net (decrease) increase in cash                            (364)        560
Cash, beginning of period                                 3,296       2,915
                                                         -------     -------
Cash, end of period                                      $2,932      $3,475
                                                         =======     =======
Supplemental information:
 Interest payments                                       $1,099      $1,601
 Income taxes paid                                       $   14      $   43

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

The major aspects of the Woolworth Settlement included:
  Debt and interest cancellation of $9.5 million, $8.5 million of which amount was forgiven by Woolworth during fiscal 1997 and $1 million of which amount was converted into a Contingent Note obligation and subsequently forgiven by Woolworth as of July 30, 1998 (the Company recorded other income of $1 million in its fiscal 1999 second quarter related to the settlement and debt cancellation).
  An option to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. The Company had previously closed five of the Affected Stores and reassigned to Woolworth the leases for such stores. The lease for one other Affected
Store, which expired during fiscal 1998, was re-negotiated by the Company with the landlord of the property for this store and the Company has continued to operate such store without any further subsidy or other obligation from Woolworth. During the fiscal 1999 second quarter, Woolworth exercised its option to require the Company to return to Woolworth the premises for the last Affected Store, pursuant to which the Company vacated the premises of such store at the end of July 1998 and reassigned the store lease to Woolworth. The Company subsequently transferred the merchandise inventory, equipment and certain fixtures of this store to another location within the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998.

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

<Page 7>

(ii) Prior Senior Credit Facility
The borrowing availability with the Company's Prior Lender under the Prior Senior Credit Facility was based on the lesser of 60% of eligible inventory (at cost) or $45 million. On May 14, 1998, the Company repaid all outstanding indebtedness to the Prior Lender from the proceeds of the New Senior Credit Facility. In connection with such early termination, the Company incurred fees and costs of $613,000 which have been recorded as an extraordinary item.

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

(iv)  Contingent Note
Pursuant to the terms of the Woolworth Settlement, a Contingent Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998. Accordingly, the Company recorded other income of $1 million in in its fiscal 1999 second quarter with respect to such cancellation. For further information concerning the Woolworth Settlement, see "Conclusion of the Woolworth Settlement" in Note 2.

NOTE 4 - REVISION TO CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of a review of these financial statements by the Securities and Exchange Commission, the Company has revised the three and six months ended August 1, 1998 presentation of one of the provisions of a litigation settlement (which resulted in income in the amount of $1,000,000) from extraordinary item, as originally reported, to other income, as reported herein.

<Page 8>

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

General
The Company currently operates a chain of 32 discount drug stores located in eight states in the mid-Atlantic and New England regions of the United States, 13 of which operate under the name Pharmhouse (the "Pharmhouse Stores") and 19 of which operate under the name The Rx Place (the "Rx Stores"), the latter stores having been acquired from F. W. Woolworth Co., a subsidiary of Woolworth Corporation (collectively "Woolworth") in April 1995. In January 1997, the Company and Woolworth entered into a settlement agreement, amended in June 1997 (collectively, the "Woolworth Settlement"), resolving all outstanding disputes arising out of the Company's purchase of 24 Rx Stores from Woolworth. Pursuant to the Woolworth Settlement, the Company has closed and returned six Rx Stores to Woolworth, including one store that was closed and returned to Woolworth during the fiscal 1999 second quarter. (The Company subsequently transferred the merchandise inventory, equipment and certain fixtures of this store to a new space in the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998). Also in connection with the Woolworth Settlement, Woolworth surrendered for cancellation, as of July 30, 1998, a $1 million Contingent Note pursuant to which the Company recorded other income of $1 million in its fiscal 1999 second quarter. Accordingly, as of the date of this Report, substantially all of the major terms of the Woolworth Settlement have been performed by the parties.

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

Results of Operations
The following table sets forth, as a percentage of revenues, in the Company's Consolidated Statements of Operations for the six month and three month periods ended August 1, 1998 and August 2, 1997, respectively:

                           Six Months Ended     	Three Months Ended
                           ----------------      -----------------
                          August 1,  August 2,    August 1,  August 2,
                            1998       1997         1998       1997
                          ---------  ---------    ---------  ---------
Revenues                    100.0%     100.0%       100.0%     100.0%
Cost of merchandise and
  services sold              76.1       75.8         75.9       75.7
                          ---------  ---------    ---------  ---------
Gross profit                 23.9       24.2         24.1       24.3
Selling, general and
 administrative expense      24.7       23.1         25.0       23.3
                          ---------  ---------    ---------  ---------
Operating income (loss)      (0.8)       1.1         (0.9)       1.0
Interest expense             (1.5)      (1.6)        (1.6)      (1.6)
Other income                  1.1         -           2.3         -
                          ---------  ---------    ---------  ---------
Loss before extraordinary
 item                        (1.2)      (0.5)        (0.2)       0.6
Extraordinary item           (0.7)        -          (1.4)        -
                          ---------  ---------    ---------  ---------
Net loss                     (1.9)%     (0.5)%       (1.6)%     (0.6)%
                          =========  =========    =========  =========

<Page 9>

SECOND QUARTER OF FISCAL 1999 VS. SECOND QUARTER OF FISCAL 1998
Overall Quarterly Results
The Company reported a net loss of $.7 million, or $.28 per share, in the fiscal 1999 second quarter compared with a net loss of $.3 million, or $.12 per share, in the fiscal 1998 second quarter. Results for the fiscal 1999 second quarter include other income of $1 million related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement and a $.6 million extraordinary charge for costs related to the Company's early termination of the Prior Senior Credit Facility. Exclusive of these items, the Company reported a loss of $1.1 million during the fiscal 1999 second quarter compared to a loss of $.3 million during the fiscal 1998 second quarter, reflecting a same-store revenue decline, an increase in the Company's monthly shrink accrual rate partially offset by price increases and the loss of profit from the closure of four Rx Stores which had been subject to a 100% rental reimbursement under the Woolworth Settlement provisions. During the fiscal 1999 second quarter, the Company had reduced interest expense compared with the prior year's second quarter.

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

Other Income
Other income consists of the cancellation by Woolworth of a $1 million Contingent Note in connection with the Woolworth Settlement.

Extraordinary Item
The extraordinary item, totaling $.6 million reflects fees and expenses related to the early termination of the Prior Senior Credit Facility, including a charge to write-off the balance of deferred financing costs related to such facility.

FIRST SIX MONTHS OF FISCAL 1999 VS. FIRST SIX MONTHS OF FISCAL 1998
Overall Results
The Company reported a net loss of $1.7 million, or $.65 per share, during the first six months of fiscal 1999 compared with a net loss of $.5 million, or $.20 per share, during the first six months of fiscal 1998. Results for the first six months of fiscal 1999 include other income of $1 million related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement and a $.6 million extraordinary charge for costs incurred in connection with the Company's early termination of the Prior Senior Credit Facility. Exclusive of these items, the Company reported a loss of $2.1 million during the first six months of fiscal 1999 compared with a loss of $.5 million during the first six months of fiscal 1998. Operating results during the first six months of fiscal 1999 were affected by a same-store revenue decline, an increase in the Company's monthly shrink accrual rate partially offset by price increases and the loss of profit from five stores (previously subject to a 100% rental reimbursement from Woolworth) which were closed and returned to Woolworth in connection with the Woolworth Settlement. The Company had reduced interest expense during the first six months of fiscal 1999 compared with the prior year's comparable period.

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

Other Income
Other income consists of the cancellation of Woolworth of a $1 million Contingent Note in connection with the Woolworth Settlement.

Extraordinary Item
The extraordinary item, totaling $.6 million, reflects fees and expenses related to the early termination of the Prior Senior Credit Facility, including a charge to write-off the balance of deferred financing costs related to such facility.

Liquidity and Capital Resources
Operating Activities
During the first six months of fiscal 1999, operating activities used cash amounting to $3 million consisting of the following significant items: a decrease in accounts payable and accrued expenses of $1.4 million; transaction fees related to the early termination of the Prior Senior Credit Facility and closing fees in connection with the New Senior Credit Facility aggregating $1 million; and the funding of the loss before other (non-cash) income and the extraordinary item totaling $2.1 million. The Company's operating cash flows were positively affected by the collection of $1.5 million from a landlord in connection with the settlement of certain litigation for one of the Company's Pharmhouse stores.

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

(iv) Contingent Note
The $1 million Contingent Note was canceled and surrendered by Woolworth as of July 30, 1998 pursuant to the provisions of the Woolworth Settlement. Accordingly, the Company recorded other income of $1 million in its fiscal 1999 second quarter with respect to such note cancellation.

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