Form 10-Q/A
period 1998-10-31
PHARMHOUSE CORP
filed 1999-02-04
CIK 71985

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
                                              ========       ========

See accompanying Notes to Consolidated Financial Statements

<PAGE 3>
            PHARMHOUSE CORP. AND SUBSIDIARIES CONSOLIDATED
                         STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  Unaudited


                                  Nine Months Ended        Three Months Ended
                                October 31, November 1,  October 31, November 1,
                                   1998        1997         1998        1997
                                ----------  ----------   ----------  ----------
Revenues:
Net sales                       $130,530    $142,089      $ 42,840     $ 45,517
 Video rental, service
   and other income                3,758       4,692         1,164        1,504
                                --------    --------      --------     --------
                                 134,288     146,781        44,004       47,021
                                --------    --------      --------     --------
Costs and Expenses:
 Cost of merchandise and
   services sold                 102,509     111,573        33,833       35,949
 Selling, general and
   administrative expenses        33,501      34,534        11,158       11,496
                                --------    --------      --------     --------
                                 136,010     146,107        44,991       47,445
                                --------    --------      --------     --------
Operating income (loss)           (1,722)        674          (987)        (424)
Interest expense                   2,101       2,317           776          736
Other income                       2,124        -            1,124         -
                                --------    --------      --------     --------
Loss before extraordinary item    (1,699)     (1,643)         (639)      (1,160)
Extraordinary item                  (613)       -             -            -
                                --------    --------      --------     --------
Net loss                         $(2,312)    $(1,643)      $  (639)     $(1,160)
                                =========   ========      ========     ========

Basic earnings (loss) per share:
Loss before extraordinary item   $ (0.66)    $ (0.67)      $ (0.25)     $ (0.45)
Extraordinary item                 (0.24)         -            -           -
                                ---------    --------      --------    --------
Net loss per Common Share        $ (0.90)    $ (0.67)      $ (0.25)     $ (0.45)
                                =========    ========      ========    ========
Average shares outstanding         2,578       2,463         2,578        2,575
                                =========    ========      ========    ========

See accompanying Notes to Consolidated Financial Statements.

<PAGE 4>
                       PHARMHOUSE CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  Unaudited

                                                         Nine Months Ended
                                                        October 31, November 1,
                                                          1998         1997
                                                        ----------- -----------
Cash Flows provided (used) by Operating Activities:
  Net loss                                                (2,312)     (1,643)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
    Depreciation and amortization                          1,934       2,406
    Decrease in deferred rent                                (50)       (133)
    Increase (decrease) in deferred revenue                 (190)      1,352
    Deferred charge write-off                                 89        -
    Debt forgiveness - Woolworth Settlement               (1,000)       -
  Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable, net                               (288)      3,917
     Merchandise inventory                                (3,449)      2,383
     Prepaid expenses and other current assets              (352)       (470)
     Other assets                                           (561)       (238)
   Increase (decrease) in:
     Accounts payable                                      1,851         (92)
     Provision for store closure                            (284)     (1,507)
     Accrued expenses and other liabilities                 (212)       (764)
                                                         ----------  ----------
  Net cash flows provided (used) by Operating Activities  (4,824)      5,211
                                                         ----------  ----------
Cash Flows used by Investing Activities:
  Purchase of property and equipment, net                   (903)       (369)
  Purchase of video rental inventory, net                   (439)       (958)
                                                         ----------  ----------
Net Cash Flows used by Investing Activities               (1,342)     (1,327)
                                                         ----------  ----------
Cash Flows provided (used) by Financing Activities:
  Net borrowings from New Senior Credit Facility          26,745        -
  Pay-off of Prior Senior Credit Facility                (21,401)       -
  Net borrowings from Prior Senior Credit Facility          -         (3,386)
  Proceeds from Subordinated Loan                          1,000        -
  Pay-down of Subordinated Loan                             (390)       (450)
  Proceeds from exercise of stock options and warrants      -            232
                                                         ----------  ----------
Net Cash Flows provided (used) by Financing Activities     5,954      (3,604)
                                                         ----------  ----------
Net (decrease) increase in cash                             (212)        280
Cash, beginning of period                                  3,296       2,915
                                                         ----------  ----------
Cash, end of period                                       $3,084      $3,195
                                                         ==========  ==========
Supplemental information:
  Interest payments                                       $2,094      $2,323
  Income taxes paid                                       $   15      $ -


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

     Debt and interest cancellation of $9.5 million, $8.5 million of which amount was forgiven by Woolworth during fiscal 1997 and $1 million of which amount was converted into a Contingent Note obligation and subsequently forgiven by Woolworth as of July 30, 1998. (The Company recorded other income of $1 million in its fiscal 1999 second quarter related to the latter debt cancellation).
      An option to return to Woolworth up to seven of the Rx Stores purchased in the Acquisition (the "Affected Stores"), including receiving rent and occupancy subsidies for such stores through stipulated dates. During fiscal 1998, the Company closed five of the Affected Stores and reassigned to Woolworth the leases for such stores. The lease for a sixth Affected Store, which expired during fiscal 1998, was re-negotiated by the Company with the landlord of the property and the Company has continued to operate such store without any further subsidy or other obligation from Woolworth. During fiscal 1999, Woolworth exercised its option to require the Company to return to Woolworth the premises for the last Affected Store, pursuant to which the Company vacated the premises of such store at the end of July 1998 and reassigned the store lease to Woolworth. (The Company transferred the merchandise inventory, equipment and certain fixtures of this store to another location within the same mall under a new lease with the landlord of the property and re-opened the store in late August 1998).

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

(iv)  Contingent Note
In connection with the Woolworth Settlement, a Contingent Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998 pursuant to which the Company recorded other income of $1 million in its fiscal 1999 second quarter. For further information concerning the Woolworth Settlement, see "Conclusion of the Woolworth Settlement" in Note 2.

NOTE 4 - OTHER INCOME
During fiscal 1999, the Company recorded other income aggregating $2.1 million as described below:

Fiscal 1999 Third Quarter
During the fiscal 1999 third quarter, the Company recorded other income amounting to $1.1 million in connection with a partial settlement of certain Brand-Name Prescription Drug Antitrust Litigation. This class action suit was brought by certain drug retailers (including the Company as a member of the class) against certain name-brand drug manufacturers and wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. The Company received its $1.1 million pro rata share of the partial settlement during the fiscal 1999 fourth quarter. Additional income may be recorded by the Company in the future as a result of this pending class action; however, the amount of additional gain and timing of payments related thereto, if any, is not presently determinable.

Fiscal 1999 Second Quarter
During the fiscal 1999 second quarter, the Company recorded other income of $1 million related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement (see Note 2 for a further discussion of the conclusion of the Woolworth Settlement).

<PAGE 8>

NOTE 5 - REVISION TO CONSOLIDATED STATEMENTS OF OPERATIONS
As a result of a review of these financial statements by the Securities and Exchange Commission, the Company has revised the three and nine months ended October 31, 1998 presentation of the results of two litigation settlements (which resulted in income in the amounts of $1,124,000 and $1,000,000, respectively) from extraordinary items, as originally reported, to other income, as reported herein.

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

Results of Operations
The following table sets forth, as a percentage of revenues, the Company's Consolidated Statements of Operations for the nine month and three month periods ended October 31, 1998 and November
1, 1997, respectively:

                                Nine Months Ended       Three Months Ended
                                ----------------        ------------------
                             October 31, November 1,  October 31, November 1,
                                 1998       1997         1998       1997
                               ---------  ---------    ---------  ---------
Revenues                         100.0%     100.0%       100.0%    100.0%
Cost of merchandise and
  services sold                   76.3       76.0         76.9      76.4
                               ---------  ---------    ---------  ---------
Gross profit                      23.7       24.0         23.1      23.6
Selling, general and
 administrative expenses          25.0       23.5         25.3      24.5
                               ---------  ---------    ---------  ---------
Operating income (loss)           (1.3)       0.5         (2.2)     (0.9)
Interest expense                  (1.5)      (1.6)        (1.8)     (1.6)
Other income                       1.6         -           2.6        -
                               ---------  ---------    ---------  ---------
Loss before extraordinary item    (1.2)      (1.1)        (1.4)%    (2.5)
Extraordinary item                (0.5)        -            -         -
                               ---------  ---------    ---------  ---------
Net loss                          (1.7)%     (1.1)%       (1.4)%    (2.5)%
                               =========  =========    =========  =========

<PAGE 9>

THIRD QUARTER OF FISCAL 1999 VS. THIRD QUARTER OF FISCAL 1998
Overall Quarterly Results
The Company reported a net loss of $.6 million, or $.25 per share, in the fiscal 1999 third quarter compared with a net loss of $1.2 million, or $.45 per share, in the fiscal 1998 third quarter. Results for the fiscal 1999 third quarter include other income of $1.1 in connection with a partial settlement of certain class action antitrust  litigation.  (For further
information regarding this litigation,  see  Note  4  of
Notes to Consolidated Financial Statements. Excluding this other income, the Company reported a fiscal 1999 third quarter loss of $1.8
million.   The current quarter's results were adversely  affected
by a 2.1% same-store revenue decrease, a .5% decrease in gross profit percentage (which reflects an increased inventory shrink accrual) and the loss of profit from three stores previously subject to the Woolworth rental reimbursement which were closed and returned to Woolworth.

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

Other Income
During the fiscal 1999 third quarter, the Company recorded other income of $1.1 in connection with a partial settlement of certain Brand-Name Prescription Drug Antitrust Litigation. This class action legal proceeding was brought by certain drug retailers (including the Company as a member of the class) against certain name-brand drug manufacturers and wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. The amount received by the Company represents its pro-rata share of the partial settlement. Additional income may be recorded by the Company in the future related to the pending class action; however, the amount of additional income and timing of the payment(s) related thereto, if any, is not presently determinable.

Interest Expense
Interest expense during the fiscal 1999 third quarter decreased $.1 million compared to the fiscal 1998 third quarter resulting primarily from lower borrowing requirements related to the operation of a reduced number of stores and to lower average store inventory levels during the current quarter compared with the third quarter of fiscal 1998.

FIRST NINE MONTHS OF FISCAL 1999 VS. FIRST NINE MONTHS OF FISCAL 1998 Overall Results
The Company reported a net loss of $2.3 million, or $.90 per share, during the first nine months of fiscal 1999 compared with a net loss of $1.6 million, or $.67 per share, during the first nine months of fiscal 1998. Results for the first nine months of fiscal 1999 include other income and an extraordinary item aggregating
$1.5 million.   Exclusive  of  these items, the

<PAGE 11>


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

Other Income
Other income of $2.1 million includes a $1 million gain related to Woolworth's cancellation of a Contingent Note in connection with the Woolworth Settlement which item was recorded in the fiscal 1999 second quarter; and a $1.1 million gain recorded during the fiscal 1999 third quarter, relating to the partial settlement of certain Brand-Name Prescription Drug Antitrust
Litigation.   This class action legal proceeding was  brought  by
certain drug retailers (including the Company as a member of  the
class)   against   certain  name-brand  drug  manufacturers   and
wholesalers pertaining to purchases made by the Company from these suppliers during the period from October 1, 1989 to December 31, 1994. Other income may be recorded by the Company in the future related to the pending litigation, however, the amount of additional income and timing of the payment(s) related thereto, if any, is not presently determinable.

Extraordinary Item
An extraordinary item reflecting a $.6 million charge for costs incurred in connection with the Company's early termination of the Prior Senior Credit Facility was recorded in the fiscal 1999 second quarter.

<PAGE 13>

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

(iv)  Contingent Note
Pursuant  to the terms of the Woolworth Settlement, a  Contingent
Note in the amount of $1 million was surrendered by Woolworth for cancellation as of July 30, 1998. Accordingly, the Company recorded other income of $1 million in its fiscal 1999 second quarter with respect to such cancellation.

Working Capital and Current Ratio
Working capital increased $3.3 million to $21.5 million during the first nine months of fiscal 1999 and the ratio of current assets to current liabilities was 1.7 at the end of the fiscal 1999 third quarter compared with 1.6 at the end of fiscal 1998. The increase in both working capital and the current ratio during the first nine months of fiscal 1999 resulted primarily from the following items: Woolworth's cancellation of a $1 million Contingent Note; an agreement consummated with the subordinated lender which provided an additional $1 million loan and revised the payment terms of the outstanding subordinated loan balance, as reported above (see Summary of Borrowings,(ii) Subordinated Loan and (iv) Contingent Note, respectively); and $1.1 million received in connection with a partial settlement of certain antitrust litigation (see Other Income). Assuming (i) the
continuing availability of trade credit  at  the current   level
and (ii) the combination of the additional borrowing availability made available through the New Senior Credit Facility and the additional loan from the Subordinated Lender (including the revised payment terms for the outstanding subordinated loan balance) and cash generated by the Company's operations, in the opinion of management, the Company will be

<PAGE 15>

able to meet its estimated working capital requirements for at least the forthcoming twelve months.

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



